Form 10-Q
period 2021-09-30
WTI Fund X, Inc.
filed 2021-11-12
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 000-56255

WTI Fund X, Inc.
(Exact Name of Registrant as specified in its charter)

Maryland	85-3539868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA	94028
(Address of principal executive offices)	(Zip Code)

(650) 234-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 12, 2021
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2021 and December 31, 2020

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2021

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2021

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2021

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$25,000	$25,000
Other assets	235,792	—
Total assets	$260,792	$25,000

LIABILITIES
Due to Manager	$199,737	$397
Accounts payable and other accrued liabilities	285,453	—
Total liabilities	$485,190	$397

NET ASSETS	$(224,398)	$24,603

Analysis of Net Assets:

Capital paid in on shares of capital stock	$25,000	$25,000
Total distributable losses	(249,398)	(397)
Net assets (equivalent to $(2.24) and $0.25 per share based on 100,000 shares of capital stock outstanding - See Note 5)	$(224,398)	$24,603

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

INVESTMENT INCOME:
Interest on loans	$—	$—
Total investment income	$—	$—

EXPENSES:
Organization costs	$121,236	$199,340
Professional fees	10,815	11,199
Other operating expenses	38,462	38,462
Total expenses	$170,513	$249,001
Net loss	$(170,513)	$(249,001)

Net decrease in net assets resulting from operations	$(170,513)	$(249,001)

Amounts per common share:
Net decrease in net assets resulting from operations per share	$(1.71)	$(2.49)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common stock
	Shares	Par value	Additional paid-in capital	Total distributable loss	Net Assets
Balance at June 30, 2021	100,000	$100	$24,900	$(78,885)	$(53,885)
Net decrease in net assets resulting from operations	—	—	—	(170,513)	(170,513)
Balance at September 30, 2021	100,000	$100	$24,900	$(249,398)	$(224,398)

	Common stock
	Shares	Par value	Additional paid-in capital	Total distributable loss	Net Assets
Balance at December 31, 2020	100,000	$100	$24,900	$(397)	$24,603
Net decrease in net assets resulting from operations	—	—	—	(249,001)	(249,001)
Balance at September 30, 2021	100,000	$100	$24,900	$(249,398)	$(224,398)

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

For the Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(249,001)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net increase in other assets	(235,792)
Net increase in accounts payable and other accrued liabilities	484,793
Net cash provided by operating activities	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	$—
Net cash provided by financing activities	$—

Net increase in cash and cash equivalents	$—

CASH AND CASH EQUIVALENTS:
Beginning of period	$25,000
End of period	$25,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.ORGANIZATION AND OPERATIONS OF THE FUND
    WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund will be dissolved on December 31, 2031 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by WTI Fund X, LLC (the “Company”). As of September 30, 2021, the Fund had not yet commenced investment operations and had no operations other than incurring organizational expenses and the sale to the Company of 100,000 shares of common stock, $0.001 par value (“Shares”) in October 2020 and receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations.

    The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it will seek to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund will generally receive warrants to acquire equity securities in connection with its portfolio investments and will generally distribute these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Form 10-12G/A filed on June 30, 2021.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
    The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund will follow accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
Cash and Cash Equivalents
    Cash and cash equivalents consisted of $25,000 of cash on hand and represents (11.14)% of the net assets of the Fund. There were no cash equivalents held as of September 30, 2021.

Interest Income
    Interest income on loans will be recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction will be added to the loan discount and accreted over the life of the loan.

Realized Gains and Losses from Loans

    Realized gains or losses on the sale of loans will be computed using the difference between the amortized cost and the sales proceeds. Realized losses on loan write-offs will be recognized when management determines a loan is uncollectible.

Investment Valuation Procedures

    The Fund will account for loans at fair value in accordance with the valuation methods below. All valuations will be determined under the direction of the Manager, in accordance with the valuation methods approved by the Board.

The Fund’s loans will be valued coincident with the issuance of its periodic financial statements, the issuance or repurchase of the Fund’s shares at a price equivalent to the current net asset value per share, and at such other times as required by law. On a quarterly basis, Management will submit to the Board a valuation report and valuation notes, which details the rationale for the valuation of investments.

    As of September 30, 2021 and December 31, 2020, the Fund had not yet commenced investment operations and accordingly had no nonmarketable investments. The fair value of any such future investments will be determined by the Manager in the absence of readily determinable market values in accordance with fair value valuation policies and procedures approved by the Board. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Due to Manager

Prior to the first capital call to fund operations, the Manager paid all organizational and other costs associated with the setup of the Fund. These costs are expected to be repaid in full during the fourth quarter of 2021.

Other Assets and Liabilities

As of September 30, 2021 and December 31, 2020, the fair values of Other assets and liabilities are estimated at their carrying values because of the short-term nature of these liabilities.

Other assets were comprised primarily of refundable commitment fees to be re-allocated to the Fund by Venture Lending & Leasing IX, Inc. As of September 30, 2021 and December 31, 2020, there were no unfunded commitments, as investment operations have not commenced.

Other accrued liabilities were deferred commitment fees re-allocated from Venture Lending & Leasing IX, Inc. and fees due to the members of the Board.

Commitment Fees

    Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

3. SCHEDULE OF INVESTMENTS

As of September 30, 2021, the Fund had not yet commenced investment operations and accordingly had no loans or other investments to report.
4.    EARNINGS PER SHARE
        Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g. stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.
5.    CAPITAL STOCK
    As of both September 30, 2021 and December 31, 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. The Fund was incorporated during 2020. Total committed capital of the Company, as of September 30, 2021 and December 31, 2020, was $500.0 million and $25,000, respectively, and $25,000 has been contributed. One hundred percent of the contributed capital was contributed to the Fund as consideration for the Company’s purchase of 100,000 Shares in October 2020. This issuance of stock by the Fund was required by the California Commissioner of Corporations in order for the Fund to apply for a finance lender’s license.
6.    MANAGEMENT FEE

As compensation for its services to the Fund, the Manager, commencing when capital is first called from the members of the Company, will receive an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, will commence on the first day of the first fiscal quarter commencing on or following the first capital commitment, and will be calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.
7. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2021.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

    The ratios of expenses and net investment income to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income, net of expenses and excludes realized or unrealized gains and losses.

    Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

    The following per share data and ratios have been derived from the information provided in the financial statements. The ratios below primarily reflect the organizational costs for the formation of the Fund. The Fund has not commenced investment operations.

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021

Total return	316.44%	*	(1012.07)%

Per share amounts:
Net asset value, beginning of period	$(0.54)		$0.25

Net investment loss	(1.70)		(2.49)
Net realized and change in unrealized gain (loss) from loans and derivative instruments	—		—
Net increase in net assets resulting from operations	(1.70)		(2.49)

Distributions to shareholder	—		—
	—		—
Contributions from shareholder	—		—
Net asset value, end of period	$(2.24)		$(2.24)

Net assets, end of period	$(224,398)		$(224,398)

Ratios to average net assets:
Expenses	1224.10%		8138.48%
Net investment loss	1224.10%		8138.48%
*Note: This is a mathematical positive value from an investment loss divided by a negative net asset value.

8.     SUBSEQUENT EVENTS

    On October 1, 2021, the Company initiated a 10% capital call of $40.1 million, to its non-Employee Retirement Income Security Act (“non-ERISA”) members. On October 5, 2021, the Company contributed $26.5 million to the Fund in order to begin investment operations and the Fund completed its first investment on the same day. On October 11, 2021 the Company initiated a 10% capital call of $9.9 million to the Employee Retirement Income Security Act (“ERISA”) members.

On October 18, 2021, the Fund entered into a Loan and Security Agreement by and among the Company, WTI Fund X, GP, LLC, a Delaware limited liability company (the “GP” and together with the Company, the “Guarantors”), the several financial institutions from time to time party thereto (the “Lenders”), and ING Capital LLC, as a Lender, a Joint Lead Arranger and administrative agent for the Lenders (in such capacity, the “Administrative Agent”) and as Swingline Lender that established a secured revolving loan facility in an initial amount of up to $125,000,000 with the option to request that borrowing availability be increased up to $375,000,000, subject to further negotiation and credit approval.

The Fund evaluated additional subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

    The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors, including those set forth in the section of this Quarterly Report titled “Risk Factors” and Item 1A - “Risk Factors” in the Fund’s Form 10-12G/A filed on June 30, 2021. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

Overview

    The Fund is one hundred percent owned by the Company. The Fund’s shares of common stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.

    The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States with a focus on growth-oriented companies. The Fund’s portfolio will consist of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital.

As of September 30, 2021, the Fund had not yet commenced investment operations and had no operations other than accruing organizational expenses and the sale of 100,000 Shares to the Company for $25,000 in October 2020 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was required by the California Commissioner of Corporations for the Fund to apply for a finance lender’s license, which was issued to the Fund on April 5, 2021. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time, the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

The Fund expects to elect to be treated as an RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

    The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as an RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the members of the Company as ordinary income); thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as an RIC for tax purposes.

    The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it will seek to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund will generally receive warrants to acquire equity securities in connection with its portfolio investments and will generally distribute these warrants to its shareholder upon receipt, or soon thereafter. The Fund also will have guidelines for the percentages of total assets which will be invested in different types of assets.

    The portfolio investments of the Fund will primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments.

 Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

    The Investment Manager also serves as investment manager for Fund IX which is expected to continue to make new debt investments through the termination of Fund IX’s investment period (such investment period, which terminates on June 30, 2023, but which may be extended by the Investment Manager by up to two calendar quarters at its sole discretion, the “Fund IX Investment Period”); provided however that from and after the date that is one year prior to the termination of the Fund IX Investment Period, the “Fund IX Investment Period Rampdown Date,” Fund IX will only make debt investments that Fund IX committed to make prior to the Fund IX Investment Period Rampdown Date. The Fund’s board of directors intends that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2030 (the date on which Fund IX’s existence automatically expires), the Fund will make debt investments in each portfolio company in which Fund IX makes debt investments (“Investments”), subject to the conditions with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. Generally, it is expected that the amount of each Investment will be allocated 50% to the Fund and 50% to Fund IX, until such time as Fund IX runs low on investable capital, at which time, the allocation may be based on the remaining capital available for investment, or, subject to approval by the board of directors of the Fund and the board of directors of Fund IX, another methodology taking into account investment pace, remaining commitment periods, and other relevant factors.

Critical Accounting Policies, Practices and Estimates
Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on net assets or operating performance is material.

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value.

Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

Throughout the 2020, the effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus had an impact on the business and operations on the types of companies the Fund invests in. At the end of 2020, vaccines were approved for deployment by governmental health agencies resulting in reduced quarantine and travel restrictions and an improved economic outlook.

Although markets are continuing to stabilize and recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The potential impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, (i) the timing, extent, trajectory, and duration of the pandemic, (ii) the restrictions and advisories put in place to combat the pandemic, (iii) the effects of the pandemic and measures to combat the pandemic on the financial markets, and (iv) the impact on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the impact on local economics is uncertain and the speed of economic recovery may vary across different industries both locally and globally. The Fund intends to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management intends to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.

Management will also monitor the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. The Fund believes its cash balance, scheduled monthly payments from borrowers, and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Nine Months Ended September 30, 2021

Analysis of Operating Expense

The Fund has not commenced investment operations. However, there were expenses related to the organization of the Fund. The following table shows the components of operating expense for the three and nine months ended September 30, 2021.

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Organizational costs	$121,236	$199,340
Professional fees	10,815	11,199
Other operating expenses	38,462	38,462
Total operating expenses	$170,513	$249,001

Professional fees included legal fees associated with loans to be split with Venture Lending & Leasing IX, Inc. once the fund begins investment operations following the completion of the first capital call by the Company.

Other operating expenses was comprised of director fees.

Liquidity and Capital Resources – September 30, 2021 and December 31, 2020

    Total capital contributed to the Fund was $25,000 as of September 30, 2021 and December 31, 2020. Committed capital of the Company as of September 30, 2021 and December 31, 2020 was $500.0 million and $25,000, respectively, of which $25,000 had been called as of September 30, 2021 and December 31, 2020, and one hundred percent of which was contributed to the Fund as consideration for the Company’s purchase of 100,000 Shares in October 2020. This issuance of stock by the Fund was required by the California Commissioner of Corporations for the Fund to apply for a finance lender’s license, which was issued to the Fund on April 5, 2021. The $500.0 million of committed capital, which remains outstanding as of September 30, 2021, will expire on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. Subsequent to September 30, 2021, the Company initiated its first capital calls of 10% of committed capital due on October 1, 2021 for its non-Employee Retirement Income Security Act (“non-ERISA”) members and October 11, 2021 for its Employee Retirement Income Security Act (“ERISA”) members.

As of September 30, 2021 and December 31, 2020, cash was (11.1)% and 101.6% of the Fund’s net assets, respectively. As of September 30, 2021, the Fund has not yet commenced investment operations.

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Management’s experience that not all unfunded commitments will be used by borrowers.

The Fund will seek to meet the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as an RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (“Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

As of September 30, 2021, the Fund had a cash balance of $25,000. Because the Fund has not yet commenced investment operations, it does not have any scheduled loan receivable payments over the next year. Additionally, the Fund has access to $500.0 million in uncalled capital to fund investment operations once they commence. The Fund will constantly evaluate potential future liquidity resources and demands before making any future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities will contain elements of risk of which Management considers interest rate and credit risk to be the principal types of risk. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund will manage its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund will have limited exposure to public market price fluctuations as the Fund will primarily invest in private business enterprises and distribute all equity investments upon receipt to the Company.

The Fund’s investments will be subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, “burn rate”, revenue income, security interest, secondary markets for collateral, the size of the loan, and term of the loan, and the ability to exit via Initial Public Offering or Merger and Acquisition.

The Fund’s exposure to interest rate sensitivity will be regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund will utilize various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.

Because the Fund’s loans will impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

The Fund was organized in 2020, has not yet commenced investment operations, and as of September 30, 2021 no operations other than accruing organizational expenses and the sale of 100,000 Shares to the Company in October 2020 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement in order for the Fund to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on April 5, 2021.

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

    The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.

Item 1A. Risk Factors

    The following discussion point should be read in conjunction with Item 1A - “Risk Factors” in the Fund’s Form 10-12G/A filed on June 30, 2021 for a detailed description of the risks attendant to the Fund and its business. Except as set forth below, there have been no material changes to the risk factors reported in the Fund’s Form 10-12G/A filed on June 30, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Fund sold 100,000 Shares to the Fund’s sole shareholder, the Company, for $25,000 in October 2020. No other shares of the Fund have been sold.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Following the date on which the Fund filed its Registration Statement on Form 10, U.S. Bank National Association (“US Bank”) acquired the custody business of MUFG Union Bank, N.A. (“MUFG”) and the Fund entered into a new Custodian Agreement with US Bank to replace the agreement previously entered into with MUFG, which does not differ materially from the prior agreement. The replacement agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

Exhibit Number	Description
3(i)
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on October 19, 2020, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on June 30, 2021.

3(ii)	Amended and Restated Bylaws of the Fund, incorporated by reference to the Fund’s Form 10 filed with the Securities and Exchange Commission on June 30, 2021.
4.1
Form of Stock Purchase Agreement between the Fund and the Company, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2021

10.2
Form of Custodial Agreement with Wells Fargo Bank, National Association, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on June 30, 2021

10.3	Form of Private Investment Company Custody Agreement with U.S. Bank, N.A.
31.1	Chief Executive Officer (Principal Executive Officer) certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
31.2	Chief Financial Officer (Principal Financial Officer) certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
32.1	Chief Executive Officer (Principal Executive Officer) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).
32.2	Chief Financial Officer (Principal Financial Officer) certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WTI Fund X, INC.
(Registrant)

By:	/s/ Maurice C. Werdegar	By:	/s/ Jared S. Thear
Maurice C. Werdegar		Jared S. Thear
Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 12, 2021	Date:	November 12, 2021