Form 10-K
period 2021-12-31
WTI Fund X, Inc.
filed 2022-03-14
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission File Number 814-01414
WTI FUND X, INC.
(Exact name of registrant as specified in its charter)

Maryland	85-3539868
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA 94028
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:  (650) 234-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]
As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 14, 2022, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 18, 2022	III

PART I.
ITEM 1.    BUSINESS
Introduction.
WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund is a wholly-owned subsidiary of WTI Fund X, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund expects to eventually elect to be treated for federal income tax purposes, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”). Prior to commencing investment operations on October 1, 2021, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value (“Shares”) to the Company in October 2020, and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was required by the California Commissioner of Corporations in order for the Fund to apply for a finance lender's license, which was issued to the Fund on April 5, 2021.
The Fund’s shares of common stock, $0.001 par value (“Shares”) are held entirely by the Company. As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected Venture-Backed Companies. In most cases, the Fund receives warrants to acquire equity securities in connection with its venture loans. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest up to 20% of the aggregate cost of all investments of the Fund, determined cumulatively over the life of the Fund, in Special Situation Financings. In some instances, the Fund’s Special Situation Financing investments may be in companies that have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without substantial equity investment from investors or participation of venture capital investors. The Fund does not intend to invest in any company to secure control of its securities primarily for the purpose of making a profit in the sale of the controlled company’s securities, and, for the avoidance of doubt, any such investment would not constitute a Special Situation Financing. The Fund may also invest up to 10% of the aggregate amount of all investments of the Fund (determined cumulatively over the life of the Fund) in direct equity investment opportunities such as convertible debt, secondary common stock purchases or other equity instruments issued by companies of diverse capitalization and creditworthiness, including, without limitation, early-stage private companies, public and later-stage private companies, and companies undergoing restructuring or recapitalization of their existing debt or equity financing (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be in equity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. If debt investments are restructured, it may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly-held securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, publicly-traded securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the Company. If held, publicly-traded securities are monitored on an on-going basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2021, the percentage of non-qualifying investments in the Fund was 18.9%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets (the “70% basket”). Below is a general summary of Qualifying Assets in which the Fund may invest.
1. Securities issued in transactions not involving a public offering from issuers which are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the SEC may prescribe;
2. Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an Eligible Portfolio Company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer’s debt securities held by the BDC at any point in time during the period when such issuer was an Eligible Portfolio Company, and, (iii) the BDC is one of the 20 largest holders of the issuer’s outstanding voting securities;
3. Securities of any Eligible Portfolio Company that is controlled by the BDC (either alone or as part of a group acting together) and the BDC exercises a controlling influence over the management or policies, and has an affiliated person who is a director of, the Eligible Portfolio Company;
4. Securities issued in transactions not involving a public offering from U.S. non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);
5. Securities of an Eligible Portfolio Company purchased from any person in transactions not involving a public offering when no public market for the securities exists and the BDC owned at least 60% of the outstanding equity (on a fully diluted basis) of the issuer immediately prior to the purchase;
6. Securities received in exchange for or distributed with respect to the foregoing securities (including securities obtained pursuant to the exercise of options, warrants or rights relating to such securities);
7. Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; and
8. Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC’s operations.
“Making available significant managerial assistance” is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans. In some instances, directors of the Fund might serve on the Board of Directors or as officers of borrowers.
Venture Loans. Venture loans generally are made pursuant to a negotiated loan agreement, and evidenced by promissory notes secured by specific equipment or other assets of the borrower financed with the proceeds of such loans, or secured by a broader lien on substantially all of the borrower’s assets where the purpose of the loan is to provide growth or general working capital to the borrower. The loans are typically secured by a first-position lien on such assets. The Fund generally receives periodic payments (usually monthly) and may receive a final payment equal to a percentage of the original loan amount, payable at maturity of the loan (whether as stated or accelerated). The interest rate and amortization terms of venture loans and all other transaction terms are individually negotiated between the Fund and each borrower.
The documentation for venture loans includes representations, warranties, covenants and events of default intended to protect the Fund and which are customary for commercial transactions of this type and size. Typical material terms include restrictions on additional debt, covenants to maintain the loan collateral and keep it adequately insured and free of liens, prohibitions against sale or other disposition of the assets except under specified conditions, and acceleration provisions making the remaining outstanding amounts under the loan immediately due and payable and giving rise to a right to take possession of the collateral upon certain events of default, including failure to make required payments, insolvency, and failure to comply with covenants. There can be no assurance that the value of the collateral at the time of default will be at least equal to the outstanding amount due under the loan.
Typically, loans are structured as non-revolving commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The commitments of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired, and if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitments generally provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitments were made.
Warrants. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower, and are likely to be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants have a contractual term of five to fifteen years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with a liquidity event such as an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
Equity Securities. The Fund may make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common or preferred stock of Venture-Backed Companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition. However, although, the Code and 1940 Act requirements could, in certain circumstances, compel the Fund to hold such securities for a longer period of time prior to their distribution to the Company.
Investment Policies. For purposes of the investment policies (other than the diversification standards below), references to the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of debt financings, to the total amount of financings that the Fund has committed to provide, and in the case of equity investments, to the cost basis of such equity investments; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.
Diversification Standards. The Fund is classified as a “non-diversified,” closed-end investment company under the 1940 Act. However, until the Fund qualifies as a RIC, it will not be subject to the diversification standards under the Code.
To qualify as a RIC and obtain the special pass-through status available to RICs under the Code, the Fund must meet the issuer diversification standards under the Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities). For purposes of the diversification requirements under the Code, the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund’s total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.
If the Fund meets the initial requirements of a RIC, the Fund shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments unless the discrepancy exists immediately after the acquisition of any security and is wholly or partly the result of such acquisition. This is called the “fluctuation in value” exception. This exception also applies if distributions of cash cause the RIC to be out of compliance with either the 25% or 5%/50% tests.
Investment Guidelines. In selecting investments for the Fund’s portfolio, the Manager will endeavor to meet the investment guidelines established and approved by the Fund’s Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager. Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.
Industry Segment Diversification. The Fund generally seeks to invest no more than 30% of its total assets in securities of companies in any single industry. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several “industries” for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
Stage of Development Guidelines. The Manager seeks to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally, Venture-Backed Companies fall into several lifecycle stages, including the following:

•Early or seed stage companies represent the initial stages of a start-up company’s development. These companies have raised varying amounts of equity capital to prove a concept and qualify for larger sums of start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and proving early business traction. These companies generally have investor syndicates that include early stage investors such as high net worth angel investors, venture capitalists, incubators, and crowd funding platforms.
•Emerging growth stage companies have a proven early product/market fit and have initiated or are about to initiate full-scale operations and sales but may not be showing a profit.
•Mezzanine stage companies are approaching or have attained break-even or profitability and are continuing to expand.

    The Manager refers to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage.” The Manager seeks to diversify its investments across stages. The classification of companies by stages of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify the same companies differently than the classifications used by the Fund.

    Quality Guidelines. The Manager seeks to invest the majority of the Fund’s aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

        Company Guidelines.

•The company has a minimum capitalization of at least $1.0 million.
•The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.
•The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow.
•The company’s business plan contemplates sales of at least $25.0 million within five years.
•The company has previously closed equity financing or will close equity financing prior to the funding of the loan.

        Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2031.
•Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.
•The loan is secured by all or substantially all of the borrower’s assets.

    Equity Venture Capital Support Guidelines.

•The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2021, the Fund had not made any Special Situation Financings.
International Investments. As a BDC, the Fund may invest in companies which are not Qualifying Assets, as long as at the time of such investment, at least 70% of the value of the Fund’s total assets are invested in Qualifying Assets. An Eligible Portfolio Company must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to 30% of its total assets in foreign-based companies. If reasonably practicable, investments in foreign-based companies would be secured by foreign-based assets in addition to being secured by any assets located in the United States.

Leverage. The Fund borrowed money and intends to continue borrowing from, and could enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” On April 30, 2021, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%.
Temporary Investments. Pending investment, and until distributions to the stockholders are made, the Fund will invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers; and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.
Other Investment Policies. The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. The Fund will not underwrite the securities of other companies, except to the extent they may be deemed underwriters upon the disposition of restricted securities acquired in the ordinary course of their business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors - General - Leverage.”
The Fund’s investment objectives, investment policies and investment guidelines (other than its intended status as a BDC) are not fundamental policies and may be changed by the Fund’s Board of Directors at any time. Initially, the Fund may invest in transactions individually, but may also invest side by side with Fund IX, generally in the form of independent loan commitments to the same Venture-Backed Companies in the manner approved by its board of directors. See the discussion herein under the caption “Risk Factors - Conflicts of Interest.”
Regulation. As a BDC, the Fund is required to invest in Eligible Portfolio Companies and (with certain exceptions) make available to them significant managerial assistance. Eligible Portfolio Companies, and the regulations governing assets a BDC can acquire, are described under the heading “Investment Program” above.

The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund’s disinterested directors, or not interested parties of the Fund under Section 2(a)(19) of the 1940 Act (i.e., independent director), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term “majority of the outstanding voting securities” of the Fund means the vote of (i) 67% or more of the Fund’s Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund’s outstanding Shares, whichever is less.
Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund’s disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Manager, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund’s outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund’s disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).
Dividends and Distributions. The Fund intends to distribute to its shareholder all equity securities received from portfolio companies simultaneously, or shortly following, their acquisition and substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes less appropriate reserves. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.
Until December 31, 2025, the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. The Manager shall be permitted to extend the investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. Following the end of the commitment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder’s adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund. Furthermore, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Code pertaining to RICs might restrict the Fund’s flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
David R. Wanek, President, Chief Executive Officer, Director	49	Chief Executive Officer for the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2021 and held other positions with Westech Investment Advisors since 2001.
Jay L. Cohan, Vice President	57	Vice President for the Fund since 2021. Mr. Cohan has held Vice President and Assistant Secretary and other positions with Westech Investment Advisors since 1999.
Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	45	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for Westech Investment Advisors since 2021. Prior to joining Westech, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte’s Northwest region Asset Management practice for the audit function.
Rodolfo Runao, Vice President, Assistant Secretary	54	Vice President and Assistant Secretary since 2021. Mr. Ruano has held the position of Vice President of Westech Investment Advisors since 2021. Investment Partner for Westech Investment Advisors since 2011.
Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.

Available Information. The Fund’s office is located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028, and the phone number is (650) 234-4300. The Manager maintains a website at https://westerntech.com/.
The SEC maintains a website, www.sec.gov, that contains reports, proxies and information statements filed by the Fund.
ITEM 1A.      RISK FACTORS
GENERAL

    Limited Operating History; Reliance on Management. The Fund commenced investment operations in October 2021 and could require substantial time to become fully invested. Pending investment, all cash that the Fund receives pursuant to capital calls from the Company will be committed to short-term, high-grade investments that present relatively low investment risk but provide a correspondingly lower return.
The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in Special Situation Financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment. On the last day of the calendar quarter of the fifth anniversary of the first investment by the Fund (or, if earlier, the Company), the Fund will cease to make any new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters)), and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Articles of Incorporation provide that, on December 31, 2031, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2031, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.
Although shares of the Fund have been registered under the Securities Exchange Act of 1934 (the “Exchange Act”), there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and if the fund qualifies as a RIC, provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case. If the Fund encounters increased competition from other entities or individuals or is hindered by the provisions of the BDC’s or RIC’s, the Fund may not fund new investments, which would impact the operations of the Fund.
Convertible Debt. Convertible debt instruments issued by public and late-stage private companies may comprise some of the Special Situation Financings in which the Fund may invest. Convertible debt generally offers lower interest yields than non-convertible debt of similar quality. The market value of debt tends to decline as interest rates increase and, conversely, to increase as interest rates decline. The market value of convertible debt, however, often reflects the market price of common stock of the issuing company when that stock price is greater than the conversion price of the convertible debt. The conversion price is the predetermined price at which the debt instrument could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible debt tends to be influenced more by the yield of the debt instrument. Thus, it may not decline in price to the same extent as the underlying common stock.
Subordinated Debt. Some of the Special Situation Financings in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.
Leverage. The Fund currently borrows money and intends to continue borrowing and could enter into additional secured contracts, which instruments may be considered debt securities, with banks, insurance companies, and other lenders to obtain additional funds to originate loans (and possibly Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund’s borrowings and other senior securities to 66.6% of its total assets less its liabilities other than the borrowings and other senior securities, assuming Asset Coverage of 150%. The 1940 Act also requires that, if the Fund borrows money, provisions be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200% (or 150%, as applicable). On April 30, 2021, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%. If the Fund is unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.
The Fund has a secured, syndicated loan facility with a borrowing availability of $250.0 million and the outstanding balance under the facility as of December 31, 2021 was $54.5 million.
The use of leverage increases investment risk. The Fund’s use of leverage is premised upon the expectation that the Fund’s all-in borrowing costs will be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated.
Lenders have required that the Fund pledge all assets as collateral for borrowings and that the Company pledge the rights to the Company’s capital commitments and provide guarantees or other credit enhancements. Borrowings by the Fund will be collateralized by either (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) or (ii) up to the sum of the unfunded capital commitments of the Company’s members, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”).
    Lenders also require that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.
Regulation. The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although BDCs are not required to register under the 1940 Act and are relieved from compliance with a number of the provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs. Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments. While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund’s objectives or manner of operation.

Litigation.  The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund. The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any material pending legal proceedings involving the Fund.
Tax Status. The Fund must meet a number of requirements, described herein under the caption “Federal Income Taxation,” to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.
The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act is valid and remains in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Code, if the Fund’s status as a RIC is challenged by the Internal Revenue Service (the “IRS”) in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Code, regulations thereunder, IRS rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.
    Allocation of Expenses. If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. For the years 2020 through 2025, such allocated expenses are not deductible by an individual member as a miscellaneous itemized deduction. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.
    Calculation of Management Fee. As compensation for its services to the Fund, the Manager will receive an investment management fee from the Fund (the “Management Fee”), commencing when capital is first called from the members of the Company. The aggregate annual amount of Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, will commence on the first day of the first fiscal quarter commencing on or following the first capital commitment) will be calculated as a percentage of committed capital, as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
    There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.
    The calculation of the Management Fee could result in fees being disproportionately large relative to the value of the Fund’s portfolio if the total assets of the Fund are low compared to the committed capital. This could occur, for example, if the Fund does not originate as many loans as anticipated, or if the loans in the Fund’s portfolio are repaid at a rapid rate during such period.
    Risks Related to Cybersecurity. Increased reliance on technology by the Fund and its service providers and portfolio companies has increased the risks posed to their respective information systems. The Fund and its service providers and portfolio companies are susceptible to operational and information security risks that include, among other things: human error and negligence; theft; the unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; and operational disruption or failures of physical infrastructure or operating systems.
    Cyber-attacks against or security breakdowns of the Fund or its service providers or portfolio companies may adversely impact the Fund and its shareholders, potentially resulting in, among other things: financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; exposure of personal information belonging to the Fund and its shareholders and violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cybersecurity risk management and remediation purposes. In addition, cybersecurity and privacy risks may also impact the Fund’s transactional counterparties, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions, which could cause the Fund to suffer losses.

    In general, cybersecurity attacks and breaches include, but are not limited to, efforts by bad actors to gain unauthorized access to systems, networks, devices or other digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks also may be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make services unavailable to intended users) or using a phishing scheme to impersonate an executive or vendor to cause an unauthorized transfer of funds. There can be no assurance that the Fund or its service providers or portfolio companies will not suffer losses relating to cyber-attacks or other information security breaches in the future.

    While information risk management systems and business continuity plans have been developed which are designed to reduce the risks associated with cybersecurity, there are inherent limitations in any cybersecurity risk management systems or business continuity plans, including the possibility that certain risks have not been identified and that cyber-attacks may be highly sophisticated. There can be no assurance that the programs, plans and systems in place will prevent a cyber-attack or otherwise prevent cyber losses.

    In addition, federal, state and foreign governments and agencies have adopted and could in the future adopt regulations covering issues such as user privacy. If the Fund’s and/or its services providers’ or portfolio companies’ privacy or data security measures fail to comply with current or future laws and regulations, they may be subject to additional litigation, regulatory investigations or other liabilities that could result in financial loss, litigation, regulatory investigations and penalties, and other liabilities that could damage their reputation and adversely impact the Fund’s and/or its service providers’ or portfolio companies’ performance and financial condition.

    Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the United Kingdom (“UK”) formally leaving the European Union (“EU”) on January 31, 2020.

On December 24, 2020, the UK and the EU reached an agreement (the “Agreement”) on a new trade and cooperation arrangement governing certain aspects of the future relationship between the parties. The Agreement applied on a provisional basis in the EU until it was formally ratified by the EU Parliament and has applied permanently from May 1, 2021. While the Agreement provides clarity with respect to future trade in certain goods between the U.K. and the EU, it does not cover all aspects of the parties’ future relationship. The application and interpretation of the Agreement, therefore, may take several years to be clarified and resolved.

Accordingly, there remains significant uncertainty regarding the ultimate effects of Brexit and the long-term nature of the political and economic relationship between the UK and the EU. Brexit has created legal and tax uncertainty, which may last for years to come, and could lead to potentially divergent national laws and regulations. While it is not possible to determine the precise impact that Brexit, including the implementation of the Agreement or any future agreement between UK and the EU, may have on the Fund at this time and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change, Natural Disaster, and Public Health Crises Risk. Climate change and related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as the Tohoku earthquake and resulting tsunami in Japan in 2011, the Alaska earthquake in 2018, major hurricanes in the United States in 2017, 2018 and 2020, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the COVID-19 pandemic, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Coronavirus (“COVID-19”). The ongoing COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused reduction in business activity, financial transactions, labor shortages, supply chain interruptions and overall economic and financial instability. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including, but not limited to the duration and resurgences of the outbreak, the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments and the speed and strength of an economic recovery.

The full extent of the impact of the COVID-19 pandemic on the Fund’s portfolio companies’ business operations and results of operations is unknown at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic. Management is continuing to work with the Fund’s portfolio companies that may be directly or indirectly affected by the outbreak to evaluate the continued impact on the borrowers’ ability to make timely payments and creditworthiness.

    LIBOR Phase-Out Risk. Many financial instruments, including the Fund’s credit facility and certain of its debt investments, utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-term Eurodollar deposits between major international banks. Additionally, the Fund has derivative instruments that hedge by converting floating LIBOR based interest rates into fixed rates. On July 27, 2017, the head of the UK’s Financial Conduct Authority (“FCA”) announced its intention to phase out the use of LIBOR by the end of 2021. On May 3, 2021, the FCA made an announcement on the end of LIBOR and confirmed that immediately after December 31, 2021, LIBOR for the following settings will cease; in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month US dollar settings. Further, immediately after June 30, 2023, LIBOR in the case of the remaining US dollar settings will cease. The Fund currently utilizes LIBOR reference rates of 1-Month and 3-Months based on contractual terms of the Fund’s debt facility and derivative instruments, which we anticipate will continue to be actively quoted through June 30, 2023. Due to the limited use of LIBOR as a reference rate in the Fund’s business operations, Management believes the impact from the change to an alternative reference rate on the Fund’s results of operations, would potentially be limited to interest expense related to its borrowings under the Fund’s debt facility and mark-to-market gains(losses) related to the Fund’s derivative instruments. There is uncertainty regarding what interest rate benchmark(s) will replace LIBOR in the debt capital markets, and the effect of a transition away from LIBOR on the Fund cannot yet be fully determined. Management continues to evaluate the Fund’s LIBOR exposure risks, including but not limited to the potential impact on the cost of credit, the Fund’s derivative instruments, the Fund’s holdings, and the extent to which the Fund’s debt investment instruments allow for the utilization of alternative rate(s) in the absence of LIBOR.
INVESTMENT RISKS

International Investments. The Fund could invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest, political conflict (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. However, any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, further disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2021, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
Accounting and Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, less information may be available to investors.
Credit Risks. Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, among other factors. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or a small group of persons whose death, disability, resignation or other form of departure would adversely affect the company.

Remedies Upon Default. In the event of a default on a portfolio loan, the available remedies to the Fund would include legal action against the borrower and foreclosure or repossession of collateral given by the borrower. However, the Fund could experience significant delays in exercising its rights as a secured lender and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest. It is anticipated that the Fund will make loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive either a broader lien on substantially all of the borrower’s assets, including its intellectual property, or a lien on substantially all of the borrower’s assets, excluding intellectual property, and a negative pledge on such intellectual property.
    As noted above, the Fund may utilize certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely that the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations. In addition, although borrowers will be required under the transaction documents to provide customary insurance for the assets underlying a loan and will be prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non‑compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often-unique nature and limited market for such assets. The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights. In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.
Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable to the Fund.
Privately-Held Company Risks. The Fund invests primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund is required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.
Due Diligence Risks. Before making investments, the Manager conducts a limited amount of due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment, the Manager will be required to rely on resources available to it, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, there can be no assurance that the due diligence investigation that the Manager will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Further, there can be no assurance that such an investigation will result in an investment being successful.
Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the market place is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets, which reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent), may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. The tightening of the credit markets could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Venture Lending & Leasing I, Inc., Venture Lending & Leasing II, Inc., Venture Lending & Leasing III, Inc., Venture Lending & Leasing IV, Inc., Venture Lending & Leasing VI, Inc., Venture Lending & Leasing VII, Inc., Venture Lending & Leasing VIII, Inc., Venture Lending & Leasing IX, Inc., and to a lesser extent, Venture Lending & Leasing V, Inc.), utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.

It is possible that market conditions could decrease the demand for venture loans, especially where the U.S. and global economic conditions deteriorated and remained weak for an extended period of time. Furthermore, market conditions could also adversely impact either or both the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.

Additionally, the Federal Reserve may raise, or may announce its intention to raise, the Federal Funds Rate in 2022. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact the Fund’s ability to access the debt markets and capital markets on favorable terms.
Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. market place is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.+
Inflation. Certain of the Fund’s portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Fund’s loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future realized or unrealized losses and therefore reduce the Fund’s net assets resulting from operations.
    Changes to U.S. Trade Policy May Have a Negative Effect on the Global Economy and/or the Fund’s Portfolio Companies and, in Turn, Harm the Fund. Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs have been discussed by the current U.S. presidential administration and certain members of Congress. Recently, the administration has imposed tariffs on a range of goods imported into the U.S., and a few countries have retaliated with tariffs against the United States. These retaliatory actions could trigger extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.
    Special Risk Considerations Relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors, in addition to the effects of public health crises, such as the recent outbreak of coronavirus emanating from China. See the discussion herein under the caption “Climate Change, Natural Disaster and Public Health Crises Risk.” The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it.
Speculative Nature of Warrants and Equity Investments. The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability, in the case of many companies in which the Fund invests, are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund may permit the warrant to expire unexercised and the warrant would then have no value.
Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Special Situation Financings may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquirer. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the market place. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by the Manager in accordance with the Fund’s policy, as approved by the Fund’s Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.
Non-Diversified Status. The Fund is classified as a “non-diversified” investment company under the 1940 Act, but the Fund may, from time to time, act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act. The Fund intends to be treated as a RIC under the Code and will thereafter seek to continually meet the diversification requirement. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.
Foreign Investment Review. Pursuant to Section 721 of the Defense Production Act of 1950, as amended (the “DPA”), the U.S. Government has the authority to restrict and prevent foreign acquisitions of and investments in U.S. companies (collectively, “Foreign Investments”) on national security grounds, actions that could adversely affect the Company’s and the Fund’s investment activities. The Committee on Foreign Investment in the United States (“CFIUS”), a U.S. Government interagency committee, conducts national security reviews of Foreign Investments and, in the interest of national security, may impose mitigation (i.e., restrictions) on such investments. CFIUS-imposed mitigation can take a variety of forms, including (i) restrictions on the foreign investor’s access to the U.S. company’s technology or facilities, (ii) restrictions on the foreign investor’s role in the governance or decision making of the U.S. company, (iii) mandatory divestiture of a foreign investor’s capital contribution and termination of its participation in the Company, (iv) mandatory U.S. Government approvals of changes to the U.S. company’s suppliers or the locations of its source code repositories, and (v) the appointment of a U.S. Government-approved monitor to verify the transaction parties’ compliance with the mitigation. The President of the United States (the “President”) may block a Foreign Investment that threatens to impair U.S. national security or order a foreign investor to divest of its Foreign Investment.

If the Fund has foreign investors, its investments are potentially subject to CFIUS review. In addition, foreign investors’ indirect investments in portfolio companies could subject such companies to CFIUS review. Finally, subsequent proposed financings, investments, acquisitions, or mergers or other transactions related to portfolio companies involving foreign persons also could be subject to CFIUS review.

Parties to transactions within CFIUS’s jurisdiction, potentially including the Company, the Fund and portfolio companies, may choose to submit a voluntary declaration or notice to CFIUS for its review. Rules implementing the Foreign Investment Risk Review Modernization Act (“FIRRMA”) of 2018 revised the CFIUS process to (i) expand CFIUS’s jurisdiction—notably to certain non-controlling investments in U.S. companies that are involved in critical technologies or critical infrastructure or that hold sensitive personal data of U.S. citizens—and (ii) mandate filings in certain instances. Specifically, mandatory filings may be required when a foreign investor acquires certain rights with respect to a U.S. business that deals in critical technology, or when a foreign government has a substantial interest in the foreign investor. Some of the Company’s and the Fund’s investments could fall within this expanded jurisdiction.

Due to these CFIUS considerations, the Company, the Fund and portfolio companies could incur increased costs, including legal fees, related to (i) evaluating whether a particular portfolio investment or other transaction related to a portfolio company requires the submission of a filing to CFIUS, (ii) evaluating whether the submission of a declaration or notice to CFIUS is warranted, (iii) drafting a filing and submitting it to CFIUS, (iv) undergoing a CFIUS review or investigation, (v) negotiating and implementing CFIUS-imposed mitigation, and (vi) complying with any Presidential order. Submission of a filing to CFIUS in connection with an investment or other transaction related to a portfolio company also could result in significant delays, as the CFIUS review and investigation process can last several months. CFIUS could condition its clearance of a Foreign Investment on adjustments to the terms of such Foreign Investment or other mitigation (including, if applicable, exclusion of a foreign investor of the Company from a Foreign Investment), and these conditions could adversely affect one or more portfolio companies and decrease the Company’s and the Fund’s return on its investment in any such portfolio company. In rare cases, the President could block a Foreign Investment or order the Company and the Fund to divest of a Foreign Investment. Finally, the Company and the Fund may choose not to make certain investments, or a portfolio company may choose not to solicit or pursue certain subsequent investments or other transactions, that are otherwise attractive based on an evaluation of the associated CFIUS risks.
CONFLICTS OF INTEREST

    Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”). The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests (“Investments”). Generally, the amount of each Investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After December 31, 2025, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund IX may also be invested. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
    Intercreditor Agreements. In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and Fund IX (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

    Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors, and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon the Manager and its delegates for valuing the assets.
    Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into an indemnification with its directors and officers. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund’s directors and officers from personal liability of actions taken in their roles as the Fund’s directors and officers.
    Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are generally the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $30,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. The payment of such fees may limit the objectivity and independence of the disinterested directors and the advisory board members on behalf of the members.
Personal Trading. The Manager has a code of ethics that contains personal securities trading procedures that apply to its “access persons.” Access persons are required to report if they have an investment in a company in which the Fund is considering making an investment. Pre-approval is required before an access person may buy or sell securities in an initial public offering, private placement, or any security listed on a “restricted list” maintained by the Manager.
Interests in Potential Portfolio Companies. The Manager may recommend that the Fund invest in companies in which a principal or employee has a prior personal investment or for which a principal or employee may serve as a director or advisor. The Manager also may recommend that the Fund invest in companies in which venture capital funds, private equity funds or other institutional investors (“Unaffiliated Funds”) also have made investments, where one or more principals or employees of the Manager may have made an investment in, or served as an advisor to, an investing Unaffiliated Fund. Such a relationship presents potential conflicts of interest in that the relationship could provide the principal or employee with an incentive to influence the Manager’s decision to recommend an investment in the company in question. There is also a potential conflict of interest in that such principal or employee could use information acquired through association with the Manager to influence or benefit Unaffiliated Funds’ investment decisions. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process and its research from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.

    Principals that serve as advisors to Unaffiliated Funds may make investment recommendations to these Unaffiliated Funds, which may be the same investment that the Fund has made or may make. The Manager’s policies and procedures require such principals to arrange for any such investment opportunity to be first offered to the Fund (or a predecessor fund) and for such investment opportunity to only subsequently be offered to an Unaffiliated Fund once declined by the Fund (or a predecessor fund).
ITEM 1B.      UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
All of the Fund’s office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.
ITEM 3.    LEGAL PROCEEDINGS
The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Fund’s common stock is not listed on any securities exchange, and all holders of the Fund’s common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund’s common stock at March 14, 2022 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2021, the Fund had distributed $7.3 million to date to its sole shareholder.
ITEM 6.        [RESERVED]
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with our Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

In addition to the historical information contained herein, the information in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Annual Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-K regarding the potential future impact of the COVID-19 pandemic on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.
Overview
The Fund is 100% owned by the Company. The Fund’s shares of common stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.
The Fund provides financing and advisory services to a variety of carefully selected Venture-Backed Companies primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio over time will be well diversified and is expected to consist of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On October 1, 2021, the Company completed its first closing of capital contributions. On the same day, the Fund made its first investment and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time, the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.
The Fund expects to eventually elect to be treated as a RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

    The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the members of the Company) and all distributions out of its earnings and profits will be taxable to the members of the Company as ordinary income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

    The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private debt securities. The Fund receives warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

    The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of our portfolio companies may be impacted by rising inflation, which could have a material impact in their results of operations, specifically cost and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

The Fund’s investment income is also expected to decline following the end of the Fund's commitment period which is on December 31, 2025. After the commitment period, the Fund may no longer make loan commitments to reinvest the proceeds of matured investments in new loans. Any proceeds will be distributed to the Company. The investment period may be extended by up to two calendar quarters at the discretion of the Manager.
COVID-19’s Impact on Results of Operations and Liquidity & Capital Resources

The effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus had an impact on a number of the Fund’s portfolio companies’ business and operations. Through December 31, 2021, as a result of an improved economic outlook and the continuing market stability, in addition to the recovering local and global economies, the Fund made no valuation adjustments.

Although markets are continuing to stabilize and recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, (i) the timing, extent, trajectory, and duration of the pandemic (ii) the restrictions and advisories put in place to combat the pandemic, (iii) the effects of the pandemic and measures to combat the pandemic on the financial markets, and (iv) the impact on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the impact on local economies is uncertain and the speed of economic recovery may vary across different industries both locally and globally. The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. In addition, the Fund will take proactive steps to ensure and maintain an appropriate liquidity position based on circumstances. The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.
Critical Accounting Policies, Practices and Estimates
Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on net assets or operating performance is material.

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments along with the completeness of loans exhibiting indicators of potential credit deterioration as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value. In particular, the Manager has identified the fair value of the Fund’s loan investments that exhibit indicators of the potential for credit deterioration and the completeness of those loan investments, as a critical accounting matter that may involve significant and material estimates and inputs from the Manager in determining the fair value of those loan investments.

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

Results of Operations – For the Year Ended December 31, 2021 and the Period from October 19, 2020, date of incorporation, to the period ended December 31, 2020 (the “Period ended December 31, 2020”)

There is limited analysis on the operational results as the Fund only commenced investment operations on October 1, 2021.

Analysis of Interest Income

Total investment income for the year ended December 31, 2021, and the period ended December 31, 2020 was $1.5 million and $0, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the year ended December 31, 2021, and the period ended December 31, 2020.

	For the Year Ended December 31, 2021				For the Period Ended December 31, 2020 *
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$37,160,573	$1,455,427	11.39%	4.28%	$—	$—	—%	—%
All Loans	$37,160,573	$1,455,427	11.39%	4.28%	$—	$—	—%	—%
*From October 19, 2020, date of incorporation, through December 31, 2020. The Fund had not yet commenced investment operations.

The increase in interest income on venture loans outstanding is a reflection of the start of investment operations beginning in October 2021.

Analysis of Interest

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the year ended December 31, 2021, and the period ended December 31, 2020.

	For the Year Ended December 31, 2021			For the Period Ended December 31, 2020 *
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	22,250,000	$280,763	5.05%	$0	$0	—%
*From October 19, 2020, date of incorporation, through December 31, 2020. The Fund had not yet commenced investment operations.

Interest expense increased due primarily to the establishment and utilization of the bank facility to support the investment and business operations of the Fund.

Analysis of Operating Expense

The following table shows the components of operating expense for the year ended December 31, 2021, and the period ended December 31, 2020.

	For the Year Ended	For the Period Ended	Change
	December 31, 2021	December 31, 2020 *	($)
Organizational costs	$259,777	$397	$259,380
Management fees	1,968,750	—	1,968,750
Banking and professional fees	86,702	—	86,702
Other operating expenses	102,407	—	102,407
Total Operating Expense	$2,417,636	$397	$2,417,239
*From October 19, 2020, date of incorporation, through December 31, 2020. The Fund had not yet commenced investment operations.
Organizational costs increased by $0.3 million as part of organizational activities and inception of the Fund leading up to start investment operations in late 2021.
Management fees were calculated at 1.575% of the Company's committed capital. There were no management fees in 2020 as the Fund had not commenced investment operations.
Banking and professional fees and Other operating expenses increased as the Fund started investment operations in October 2021.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the year ended December 31, 2021 and the period ended December 31, 2020 totaled $0.5 million and $0, respectively.

Liquidity and Capital Resources -- December 31, 2021 and the period ended December 31, 2020
The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $44.5 million and $25,000 as of December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had subscriptions for capital in the amount of $500.0 million, of which $50.0 million had been called and received. As of December 31, 2021, $450.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The change in cash for the year ended December 31, 2021 and for the period ended December 31, 2020 was as follows:

	For the Year Ended December 31, 2021	For the Period Ended December 31, 2020 *
Net cash used in operating activities	$(81,440,638)	$—
Net cash provided by financing activities	97,074,323	25,000
Net increase in cash and cash equivalents	$15,633,685	$25,000
*From October 19, 2020, date of incorporation, through December 31, 2020. The Fund had not yet commenced investment operations.

As of December 31, 2021 and 2020, 43.52% and 101.61%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On October 18, 2021, the Fund entered into a loan agreement with ING Capital LLC, that established a secured revolving loan facility in an initial amount of up to $125.0 million with the option to request that borrowing availability be increased up to $375.0 million, subject to further negotiation and credit approval. On December 17, 2021, the Fund entered into an Assignment, Assumption and Accession Agreement and Amendment No. 1 to the Loan and Security Agreement with ING Capital LLC and Zions Bancorporation N.A. dba California Bank & Trust, with participation from Wells Fargo Bank, N.A., Bank Leumi USA, Bank of Hope and MUFG Union Bank, N.A., that increased the size of the facility to $250.0 million (the “Amended Loan Agreement”). Effective January 18, 2022, ING Capital assigned $30.0 million of its commitment to City National Bank (as described in Note 11 Subsequent Events). An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of December 31, 2021, $54.5 million was outstanding under the facility.

Since the start of its investment operations in October 2021, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $82.8 million for the year ended December 31, 2021. Unexpired unfunded commitments totaled $52.8 million as of December 31, 2021.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2021	$82.8 million	$8.3 million	$74.5 million	$52.8 million

The unexpired unfunded commitments by portfolio company as of December 31, 2021 are detailed in Note 9 to the financial statements included in this filing. The Fund had no commitments as of December 31, 2020 as it had not started investment operations.

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Fund’s experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions that are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

    The Fund seeks to meet the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (the “Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

As of December 31, 2021, the Fund had a cash balance of $15.7 million and $17.6 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $450.0 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2021, the Fund’s asset coverage ratio was 166%.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Fund’s business activities contain various elements of risk, of which Management considers interest rate and credit risk to be the principal types of risks. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

    The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund will primarily invest in private business enterprises and distribute all equity investments upon receipt to the Company.

    The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, available liquidity, “burn rate,” revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan and the ability to exit via initial public offering or merger and acquisition.

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2021, the outstanding debt balance was $54.5 million with a floating interest rate based on a daily 1-month LIBOR rate, for which the Fund had no interest protection on the entire outstanding debt balance.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2021. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2021, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Interest Income (Expense)	Increase (Decrease) in Total Income
(0.50)%	$(78,293)	$272,500	$194,207
1%	$156,587	$(545,000)	$(388,413)
2%	$313,174	$(1,090,000)	$(776,826)
3%	$469,761	$(1,635,000)	$(1,165,239)
4%	$626,347	$(2,180,000)	$(1,553,653)
5%	$782,934	$(2,725,000)	$(1,942,066)

Although Management believes that the foregoing analysis is indicative of the Fund’s sensitivity to interest rate changes, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new fundings to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended.

The Fund is not sensitive to changes in foreign currency exchange rates, commodity prices and other market rates or prices.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm, are included elsewhere in this Annual Report on Form 10-K.
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    Not applicable.

ITEM 9A.         CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

    At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Prior to commencing investment operations on October 1, 2021, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 Shares to the Company in October 2020 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement in order for the Fund to apply for a finance lender's license from the California Commissioner of Corporations, which was obtained on April 5, 2021. Accordingly, as of December 31, 2020 the Fund had made no filings with the SEC.

There were no changes in the Fund’s internal control over financial reporting identified in connection with Management’s Report that occurred at the end of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
    Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2021.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
    This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.
Changes in Internal Controls
    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 18, 2022 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers. A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Five Directors of the Fund” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required by this item will be contained in the Fund’s Proxy Statement under the captions: “Other Information -- Managers” and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to the Fund by the Fund’s principal accountant, Deloitte & Touch LLP (PCAOB ID No. 34) will be contained in the Fund’s Proxy Statement under the captions: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2021 and 2020
Statements of Operations for the year ended December 31, 2021 and period ended December 31, 2020
Statements of Changes in Net Assets for the year ended December 31, 2021 and period ended December 31, 2020
Statements of Cash Flows for the year ended December 31, 2021 and period ended December 31, 2020
Schedule of Investments as of December 31, 2021
Notes to Financial Statements
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.
2.    Exhibits

Exhibit	Exhibit Title

3.1
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on October 19, 2020, incorporated by reference to the Exhibit 3.1 of the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 10, 2021.

3.2	Bylaws of the Fund, incorporated by reference to Exhibit 3.2 of the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 10, 2021.

4.1
Stock Purchase Agreement, dated October 15, 2020, between the Fund and the Company, incorporated by reference to Exhibit 4.1 of the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 10, 2021.

4.2	Description of the Registrant’s securities registered pursuant to Section 12(G) of the Securities and Exchange Act of 1934.

10.1	Management Agreement dated May 13, 2021 between the Fund and the Manager.

10.2
Custodial Agreement, dated April 29, 2021, by and between the Fund and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.2 of the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 10, 2021.

10.3
Global Custody Agreement, dated July 27, 2015, between the Fund and MUFG Union Bank, N.A., as supplemented by Schedule I attached thereto, dated April 26, 2021, incorporated by reference to Exhibit 10.3 of the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 10, 2021.

10.4
Private Investment Company Custody Agreement, effective September 22, 2021, by and between the Fund and U.S. Bank, N.A., incorporated by reference to Exhibit 10.3 of the Fund’s Form 10-Q filed with the Securities and Exchange Commission on November 12, 2021.

10.5
Letter, dated August 15, 2021, from U.S. Bank National Association (“US Bank”), acknowledging assumption of custodial duties and transfer of custody agreements from MUFG Union Bank, N.A. (Exhibit 10.3 to this 10-K) to US Bank by operation of law pursuant to Depository Corporation Sale, Merger, and Conversion Law, CA Fin Code § 4800 (2016), effective March 15, 2021.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

ITEM 16.    FORM 10-K SUMMARY
    None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WTI Fund X, INC.
(Registrant)

By:	/S/David R.Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 14, 2022		Date:	March 14, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman & Director	March 14, 2022
Maurice C. Werdegar

By:	/S/ David R. Wanek	President, CEO & Director	March 14, 2022
David R. Wanek

By:	/S/ Spiro Constantine Lazarakis	Director	March 14, 2022
Spiro Constantine Lazarakis

By:	/S/ William Russell Miller	Director	March 14, 2022
William Russell Miller

By:	/S/ Georganne Perkins	Director	March 14, 2022
Georganne Perkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of WTI Fund X, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of WTI Fund X, Inc. (the "Fund") as of December 31, 2021 and 2020, the schedule of investments as of December 31, 2021, and the related statements of operations, changes in net assets, and cash flows, and the financial highlights (presented in Note 10) for the year ended December 31, 2021, and the period from October 19, 2020 (date of incorporation) through December 31, 2020, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, cash flows and the financial highlights for the year ended December 31, 2021, and the period from October 19, 2020 (date of incorporation) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on the Fund's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2021, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2021, the Fund has nonmarketable investments in loans of $74.5 million. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

Certain nonmarketable investments in loans held by the Fund have exhibited indicators of potential credit deterioration subsequent to the initial funding date. The valuation of these loans has an elevated risk profile because the estimates of fair value involve a higher degree of management judgment and uncertainty associated with the expectation of timing and amount of future cash flows under various cash flow scenarios. The valuation of these loans required a high degree of auditor judgment and an increased extent of effort, including the possibility to involve our fair value specialists who possess significant valuation expertise, to evaluate the appropriateness of the model and methodology.

We identified the completeness of loans exhibiting indicators of potential credit deterioration and the valuation of loans exhibiting credit deterioration as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of loans exhibiting indicators of potential credit deterioration and the unobservable inputs used by management to estimate the fair value of the loans with credit deterioration included the following, among others:

a.We tested loan payments throughout the year and subsequent to year end to identify inconsistent payments or missed payments which could indicate a potential credit risk.
b.With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation techniques used by management to estimate fair value.
c.We tested and evaluated the appropriateness of the unobservable inputs by comparing them to external sources, including financial information provided by the borrower, and those used by management in the prior year.

/s/ Deloitte & Touche LLP

March 14, 2022

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

WTI FUND X, INC.
Statements of Assets and Liabilities
As of December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
ASSETS:
Loans, at estimated fair value
(cost of $74,498,626 and $0)	$74,498,626	$—
Cash and cash equivalents	15,658,685	25,000
Dividend and interest receivables	970,099	—
Deferred debt facility expenses	1,830,314	—
Other assets	104,604	—
Total assets	93,062,328	25,000

LIABILITIES:
Borrowings under debt facility	$54,500,000	$—
Accrued management fees	1,968,750	—
Due to Manager	—	397
Accounts payable and other accrued liabilities	609,017	—
Total liabilities	57,077,767	397

NET ASSETS:	$35,984,561	$24,603

Analysis of Net Assets:

Net capital paid in on membership interests:	$44,500,000	$25,000
Cumulative return of capital distributions	(7,272,569)	—
Total distributable losses	(1,242,870)	(397)
Net assets (equivalent to $359.85 and $0.25 per share based on 100,000 shares of capital stock outstanding - See Note 5 and 10)	$35,984,561	$24,603

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$52,838,732	$—

See notes to financial statements.

WTI FUND X, INC.
Statements of Operations
For the Year Ended December 31, 2021 and Period Ended December 31, 2020

	For the Year	For the Period Ended
	December 31, 2021	December 31, 2020	*
INVESTMENT INCOME:
Interest on loans	$1,455,427	$—
Other interest and other income	499	—
Total investment income	1,455,926	—

EXPENSES:
Management fees	1,968,750	—
Organizational costs	259,777	397
Interest expense	280,763	—
Banking and professional fees	86,702	—
Other operating expenses	102,407	—
Total expenses	2,698,399	397
Net investment loss	(1,242,473)	(397)

Net decrease in net assets resulting from operations	$(1,242,473)	$(397)

Amounts per common share:
Net decrease in net assets resulting from operations per share	$(12.42)	$—
Weighted average shares outstanding	100,000	100,000
*From October 19, 2020, date of incorporation, through December 31, 2020. The Fund had not commenced investment operations.

See notes to financial statements.

WTI FUND X, INC.
Statements of Changes in Net Assets
For the Year Ended December 31, 2021 and Period Ended December 31, 2020

	Common stock
	Shares	Par value	Additional paid-in capital	Return of capital distributions	Total distributable losses	Net Assets
Balance at October 19, 2020 (Date of Incorporation) *	—	$—	$—	$—	$—	$—
Net decrease in net assets resulting from operations	—	—	—	—	(397)	(397)
Contributions from shareholder	100,000	100	24,900	—	—	25,000

Balance at December 31, 2020	100,000	$100	$24,900	$—	$(397)	$24,603

Net decrease in net assets resulting from operations	—	—	—	—	(1,242,473)	(1,242,473)
Contributions by shareholder	—	—	44,475,000	—	—	44,475,000
Return of capital to shareholder	—	—	—	(7,272,569)	—	(7,272,569)

Balance at December 31, 2021	100,000	$100	$44,499,900	$(7,272,569)	$(1,242,870)	$35,984,561
*From October 19, 2020, date of incorporation, through December 31, 2020. The Fund had not commenced investment operations.

See notes to financial statements.

WTI FUND X, INC.
Statements of Cash Flows
For Year Ended December 31, 2021 and Period Ended December 31, 2020

	For the Year Ended	For the Period Ended
	December 31, 2021	December 31, 2020	*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,242,473)	$(397)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to debt facility expenses	70,363	—
Origination of loans	(82,761,269)	—
Principal payments on loans, net of accretion	8,262,643	—
Acquisition of equity securities	(7,272,569)	—
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(970,099)	—
Net increase in other assets	(104,604)	—
Net increase in accounts payable, other accrued liabilities, and accrued management fees	2,577,370	397
Net cash used in operating activities	(81,440,638)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	44,475,000	25,000
Borrowings under debt facility	54,500,000	—
Payments of debt facility fees and costs	(1,900,677)	—
Net cash provided by financing activities	97,074,323	25,000
Net increase in cash and cash equivalents	15,633,685	25,000

CASH AND CASH EQUIVALENTS:
Beginning of year/period	25,000	—
End of year/period	$15,658,685	$25,000

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR/PERIOD:
Interest - Debt facility	$9,521	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$7,272,569	$—
*From October 19, 2020, date of incorporation, through December 31, 2020. The Fund had not commenced investment operations.

See notes to financial statements.

WTI FUND X, INC.

Schedule of Investments

As of December 31, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Technology
	Bryte, Inc.		Senior Secured	10.0%		$2,478,976	$2,295,843	$2,295,843	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,979,769	1,796,974	1,796,974	4/1/2025
	Inscopix, Inc.		Senior Secured	12.0%		4,949,191	4,804,293	4,804,293	6/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,969,667	2,829,891	2,829,891	9/1/2024
	Kinoo, Inc.		Senior Secured	11.5%		990,167	921,525	921,525	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,484,897	1,347,463	1,347,463	5/1/2025
	Luva Inc.		Senior Secured	11.3%		495,238	459,320	459,320	12/1/2024
	Maker Wine Company		Senior Secured	11.8%		492,166	461,001	461,001	2/1/2025
	Markai, Inc.		Senior Secured	12.5%		1,187,495	1,100,023	1,100,023	1/1/2025
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		9,895,517	9,431,871	9,431,871	12/1/2024
	Reali Inc.		Senior Secured	12.5%		4,947,758	4,710,113	4,710,113	12/1/2024
	Scripta Insights, Inc.		Senior Secured	12.0%		1,968,667	1,843,531	1,843,531	4/1/2025
	Stravos Education LLC		Senior Secured	12.0%		4,429,500	3,867,000	3,867,000	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,485,540	1,341,556	1,341,556	6/1/2025
Other Technology Total		103.4%				$39,754,548	$37,210,404	$37,210,404

Security
	Lassen Peak, Inc.		Senior Secured	11.0%		$371,530	$347,750	$347,750	8/1/2024
Security Total		0.9%				$371,530	$347,750	$347,750

Software
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		$2,466,667	$2,327,316	$2,327,316	6/1/2025
	Breakout Commerce, Inc.		Senior Secured	11.5%		2,468,057	2,272,890	2,272,890	6/1/2025
	Chowbus, Inc.		Senior Secured	12.0%		3,959,556	3,303,025	3,303,025	11/1/2024
	Chowbus, Inc.		Senior Secured	12.0%		989,944	918,165	918,165	11/1/2024
	Chowbus, Inc. Subtotal					4,949,500	4,221,190	4,221,190
	Gladly Software, Inc.		Senior Secured	11.5%		14,856,157	13,832,073	13,832,073	8/1/2025
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,980,781	1,841,304	1,841,304	12/1/2024
	NopSec Inc.		Senior Secured	12.0%		1,633,500	1,541,410	1,541,410	1/1/2025
	Sonatus, Inc		Senior Secured	12.5%		4,947,577	4,531,442	4,531,442	12/1/2024
	StayTuned Digital, Inc.		Senior Secured	12.0%		283,336	235,242	235,242	1/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,484,877	1,473,861	1,473,861	2/1/2025
	StayTuned Digital, Inc. Subtotal					1,768,213	1,709,103	1,709,103
	WorkRails, Inc.		Senior Secured	12.0%		371,239	339,771	339,771	2/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		123,625	120,527	120,527	3/1/2025
	WorkRails, Inc. Subtotal					494,864	460,298	460,298
Software Total		91.0%				$35,565,316	$32,737,026	$32,737,026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$2,475,711	$735,489	$735,489	10/1/2024
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,717,780	3,467,957	3,467,957	2/1/2025
Technology Services Total		11.7%				$6,193,491	$4,203,446	$4,203,446
Grand Total		207.0%				$ 81,884,885	$ 74,498,626	$ 74,498,626
**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2021, 18.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.

(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

(b) The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment.

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

As of December 31, 2021, all loans were made to non-affiliates.

As of December 31, 2020, the Fund had not yet commenced investment operations and accordingly had no loans or other investments to report.

See notes to financial statements.

WTI FUND X, INC.
Notes to Financial Statements
1. ORGANIZATION AND OPERATIONS OF THE FUND
    WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund will be dissolved on December 31, 2031 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by WTI Fund X, LLC (the “Company”). Prior to commencing investment operations on October 1, 2021, the Fund had no operations other than incurring organizational expenses and the sale to the Company of 100,000 shares of common stock, $0.001 par value (“Shares”) in October 2020 and receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations.

    The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Use of Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund will follow accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2021, the Fund held 15,658,685 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 43.52% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2020, the fund held $25,000 in cash, which represented 101.61% of the net assets of the Fund.

Interest Income
Interest income on loans will be recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction will be added to the loan discount and accreted over the life of the loan.
Realized Gains and Losses from Loans
    Realized gains or losses on the sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on loan write-offs are recognized when management determines a loan is uncollectible.
Investment Valuation
    The Fund accounts for loans at fair value in accordance with the valuation methods below. All valuations are determined under the direction of the Manager, in accordance with the valuation methods.

As of December 31, 2021 and the period from October 19, 2020, date of incorporation, through December 31, 2020, the financial statements included nonmarketable investments of $74.5 million and $0 (or 80.1% and 0% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

Non-Accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment, or, in the opinion of Management, either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.

If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status. Interest that would have been accrued during the time a loan was classified as non-accrual will be added back to the remaining payment schedule causing a change in the effective interest rate.

As of December 31, 2021 and 2020, no loans were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are measured at a fair value at the time of acquisition. Warrants are valued based on a modified Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.

The underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly-quoted securities.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2021 and 2020, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

Other Assets and Liabilities

Other assets include costs incurred in conjunction with borrowings under the Fund’s debt facility and are stated at initial cost. These costs are amortized over the term of the facility.

The fair values of other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.

The carrying value of the borrowings under the debt facility approximates their fair value based on the borrowing rates available to the Fund.

Commitment Fees

Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee, less any applicable legal costs, becomes recognized as other income after the commitment expires.

Deferred Debt Facility Fees

The deferred debt facility fees and costs associated with the debt facility are included in the Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on October 18, 2026. The amortization of these expenses is recorded as interest expense in the Statements of Operations.

Recent Accounting Pronouncements

In January 2021, the FASB issued Accounting Standards Update No. 2021-01, “Reference Rate Reform (Topic 848) - Scope”. The amendment clarifies that certain optional expedients and exceptions in the reference rate reform topic for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendment in ASU 2021-01 is effective for all entities immediately upon issuance. The Fund elected to adopt the amendment and there was no material impact on its financial statements and disclosures.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedule of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedule of Investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a hypothetical market, and several factors related to each borrower.

Loan balances in the Schedule of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

All Loans	For the Year Ended December 31, 2021*	For the Period Ended December 31, 2020 **
Weighted-Average Interest Rate - Cash	11.39%	N/A
Weighted-Average Interest Rate - Non-Cash	4.28%	N/A
Weighted-Average Interest Rate	15.67%	N/A
* For the three months ended December 31, 2021, annualized. The Fund commenced investment operations on October 1, 2021.
** From October 19, 2020, date of incorporation, through December 31, 2020. The Fund had not commenced investment operations.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, which is primarily the case for this loan portfolio, the cost basis of the loan often approximates fair value.

All loans as of December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2021, the Fund had unexpired unfunded commitments to borrowers of $52.8 million. The Fund had no commitments as of December 31, 2020 as it had not started investment operations.

Valuation Hierarchy

Under the FASB ASC Topic 820 (“Fair Value Measurement”), the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.

The three levels of the fair value hierarchy are defined as follows:

Level 1    Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2    Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3    Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

There were no transfers in and out of Level 1, 2, or 3 during the year ended December 31, 2021 and the period from October 19, 2020, date of incorporation, to December 31, 2020.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan transactions are individually negotiated and unique, and because there is little to no market in which these assets trade, the inputs for these assets are valued using estimated exit values. As a result, the Fund's loan investments are classified as Level 3.

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2021. There were no investments as of December 31, 2020 as the Fund had not commenced investment operations. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Other Technology	$37,210,404	Hypothetical market analysis	Hypothetical market coupon rate	13% - 19%	16%

Security	347,750	Hypothetical market analysis	Hypothetical market coupon rate	*	16% *

Software	32,737,026	Hypothetical market analysis	Hypothetical market coupon rate	14% - 22%	16%

Technology Services	4,203,446	Hypothetical market analysis	Hypothetical market coupon rate	14% - 113%	32%

Total Loan Investments	$74,498,626
(a) The weighted-average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of December 31, 2021 measured at fair value on a recurring basis. There were no assets or liabilities to measure at fair value on a recurring basis as of December 31, 2020 as the Fund had not commenced investment operations.

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$74,498,626	$74,498,626
Cash equivalents	15,658,685	—	—	15,658,685

Total assets	$15,658,685	$—	$74,498,626	$90,157,311

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$54,500,000	$—	$54,500,000

Total liabilities	$—	$54,500,000	$—	$54,500,000
† For a detailed listing of borrowers comprising this amount, please refer to the Schedule of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2021
	Loans	Warrants	Stock
Beginning balance	$—	$—	$—
Acquisitions and originations	$82,761,269	6,732,569	540,000
Principal payments on loans, net of accretion	$(8,262,643)	—	—
Distribution to shareholder	$—	(6,732,569)	(540,000)

Ending balance	$74,498,626	$—	$—

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
5. CAPITAL STOCK
As of both December 31, 2021 and 2020, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of December 31, 2021 and 2020, was $500.0 million and $25,000, respectively. Total contributed capital to the Company as of December 31, 2021 and 2020 was $50.0 million and $25,000, respectively, of which $44.5 million and $25,000 were contributed to the Fund, respectively.
6. DEBT FACILITY
The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. Historically, BDCs have only been allowed to incur indebtedness by issuing senior securities if their asset coverage equals at least 200% after giving effect to such borrowings. The Small Business Credit Availability Act (the “SBCAA”), which was signed into law on March 23, 2018, added a new Section 61(a)(2) to the 1940 Act that permits BDCs like the Fund to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of non- interested directors within the meaning of Section 2(a)(19) of the 1940 Act (‘Independent Directors”), with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.

On April 30, 2021, the sole shareholder of the Fund approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act to provide the Fund with maximum leverage flexibility. The 150% asset coverage ratio became effective for the Fund on April 30, 2021. As of December 31, 2021, the Fund’s asset coverage for borrowings was 166%.

On October 18, 2021, the Fund entered into a loan agreement with ING Capital LLC, that established a secured revolving loan facility in an initial amount of up to $125.0 million with the option to request that borrowing availability be increased up to $375.0 million, subject to further negotiation and credit approval. On December 17, 2021, the Fund entered into an Assignment, Assumption and Accession Agreement and Amendment No. 1 to the Loan and Security Agreement with ING Capital LLC and Zions Bancorporation N.A. dba California Bank & Trust, with participation from Wells Fargo Bank, N.A., Bank Leumi USA, Bank of Hope and MUFG Union Bank, N.A., that increased the size of the facility to $250.0 million (the “Amended Loan Agreement”). An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of December 31, 2021, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, the Fund Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 1.50%, (ii) LIBOR Basis plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. The Subscription Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 0.75%, (ii) LIBOR Basis plus 1.75% or (iii) the LIBOR Market Index Rate plus 1.75%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2021 and 2020, $54.5 million and $0, respectively, was outstanding under the facility.

As of December 31, 2021, the LIBOR rate was as follows:

1-Month LIBOR	0.1013%
3-Month LIBOR	0.2091%

Bank fees and other costs of $1.9 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2021, the remaining unamortized fees and costs of $1.8 million, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2021, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$54,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$54,500,000
(a) Inclusive of 1.83% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT AND RELATED PARTIES

Management
    As compensation for its services to the Fund, the Manager, commencing when capital is first called from the members of the Company, will receive an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of the Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, will commence on the first day of the first fiscal quarter commencing on or following the first capital commitment, and will be calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.
Management Fees of $2.0 million were recognized for the year ended December 31, 2021. There were no management fees earned for the period from October 19, 2020, date of incorporation, through December 31, 2020 as the Fund had not commenced investment operations.
Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund acquired a directors and officers insurance policy.
Liabilities to the Manager
    The liability due to the Manager is comprised of expenses paid and to be paid by the Manager on behalf of the Fund. The Fund reimbursed the Manager once the Fund commenced investment operations in 2021. As of December 31, 2021 and 2020, the total due to the Manager was $0 and $397, respectively.
Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

    The Manager also serves as investment manager for Fund IX. The Fund’s board of directors intends that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s existence automatically expires), the Fund will make debt investments in each portfolio company in which Fund IX makes debt investments (“Debt Investments”). Generally, the amount of each Debt Investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
Intercreditor Agreements
    In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may realize fewer proceeds. In addition, because the Fund and Fund

IX (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

8. TAX STATUS

The Fund had no taxable income for the year ended December 31, 2021 and the period from October 19, 2020, date of incorporation, to December 31, 2020. The Fund anticipates electing to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code (the “Code”) and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.

Below is a table summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities as of December 31, 2021. There were no investments to report as of December 31, 2020 as the Fund had not commenced investment operations.

	As of December 31, 2021
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$74,498,626	$—	$—	$—

Total	$74,498,626	$—	$—	$—

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non- deductible expenses. These differences will generally be determined in conjunction with the preparation of the Fund’s annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2021 and for the period from October 19, 2020, date of incorporation, through December 31, 2020, there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the year ended December 31, 2021, the tax character of distributions paid was ordinary income in the amount of $0, and return of capital of $7.3 million. For the period from October 19, 2020, date of incorporation, to December 31, 2020, there were no distributions as the Fund had not commenced investment operations.

As of December 31, 2021, the components of distributable losses on a tax basis were as follows:

As of December 31, 2021
Other temporary differences	$(1,242,870)
Distributions in excess of net investment income	(7,272,569)

Components of distributable losses	$(8,515,439)

As of December 31, 2021, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2021, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. UNEXPIRED UNFUNDED COMMITMENTS

As of December 31, 2021, the Fund’s unexpired unfunded commitments to borrowers totaled $52.8 million. There were no unexpired unfunded commitments as of December 31, 2020 as the Fund had not commenced investment operations. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below are the Fund’s unexpired unfunded commitments as of December 31, 2021:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2021	Expiration Date
Breakout Commerce, Inc.	Software	$1,500,000	07/31/22
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/22
Gladly Software, Inc.	Software	15,000,000	07/30/22
iLearningEngines Inc.	Technology Services	7,500,000	07/31/22
Kinoo, Inc.	Other Technology	1,000,000	04/30/22
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/22
Lassen Peak, Inc.	Security	375,000	01/31/22
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/22
Luva Inc.	Other Technology	500,000	02/28/22
RenoFi, Inc.	Internet	6,000,000	10/31/22
Scripta Insights, Inc.	Other Technology	500,000	04/30/22
Sonatus, Inc	Software	5,000,000	12/31/22
StayTuned Digital, Inc.	Software	3,213,732	12/31/22
TomoCredit, Inc.	Other Technology	1,500,000	01/31/22
WorkRails, Inc.	Software	250,000	05/31/22
Total		$52,838,732
10. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the year ended December 31, 2021 and for the period ended December 31, 2020.
The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period.  The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
    The ratios of expenses and net investment income (loss) to average net assets for the period from October 19, 2020, date of incorporation, through December 2020, are not annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the period. The annualizing of these ratios would not be meaningful given the short duration of this period. For the year ended December 31, 2021 and for the period from October 19, 2020, date of incorporation, to December 31, 2020, the ratio of expenses and net investment income (loss) to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the period presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Period Ended
	December 31, 2021	December 31, 2020 *

Total return	(1,156.27)%	(1.59)% **

Per share amounts:
Net asset value, beginning of year/period	$0.25	$—

Net investment loss	(12.42)	—
Net decrease in net assets resulting from operations	(12.42)	—

Return of capital to shareholder	(72.73)	—
Contributions from shareholder	444.75	0.25
Net asset value, end of year/period	$359.85	$0.25

Net assets, end of year/period	$35,984,561	$24,603

Ratios to average net assets:
Expenses	33.03%	(6.35)%
Net investment loss	(15.21)%	(6.35)%
Portfolio turnover rate	—%	—%
Average debt outstanding	$22,250,000	$—
* From October 19, 2020, date of incorporation, through December 31, 2020, the Fund had not commenced investment operations.
** These ratios reflect the organizational costs for the formation of the Fund.
11. SUBSEQUENT EVENTS
Effective January 18, 2022, ING Capital assigned $30.0 million of its commitment in the debt facility to City National Bank.

Other than the event above, there were no additional subsequent events that had occurred that would require accrual or disclosure in the financial statements.