Form 10-Q
period 2022-03-31
WTI Fund X, Inc.
filed 2022-05-12
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 12, 2022
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2022 and December 31, 2021

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2022 and 2021

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2022 and 2021

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2022 and 2021

Condensed Schedules of Investments (Unaudited)
As of March 31, 2022 and December 31, 2021

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2022 AND DECEMBER 31, 2021

	March 31, 2022	December 31, 2021	(a)
ASSETS
Loans, at estimated fair value
(cost of $141,444,450 and $74,498,626 respectively)	$141,444,450	$74,498,626
Cash and cash equivalents	13,442,118	15,658,685
Dividend and interest receivables	1,688,187	970,099
Other assets	2,109,777	1,934,918
Total assets	158,684,532	93,062,328

LIABILITIES
Borrowings under debt facility	88,500,000	54,500,000
Accrued management fees	1,968,750	1,968,750
Accounts payable and other accrued liabilities	851,308	609,017
Total liabilities	91,320,058	57,077,767

NET ASSETS	$67,364,474	$35,984,561

Analysis of Net Assets:

Capital paid in on shares of capital stock	$79,500,000	$44,500,000
Cumulative return of capital distributions	(10,892,656)	(7,272,569)
Total distributable losses	(1,242,870)	(1,242,870)
Net assets (equivalent to $673.64 and $359.85 per share based on 100,000 shares of capital stock outstanding - See Note 5 and 10)	$67,364,474	$35,984,561

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$67,488,732	$52,838,732

(a) Certain prior period information has been merged to confirm to current presentation.

See notes to condensed financial statements (unaudited).
3

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

INVESTMENT INCOME:
Interest on loans	$4,163,507	$—
Other interest and other income	21,608	—
Total investment income	4,185,115	—

EXPENSES:
Management fees	1,968,750	—
Organization costs	—	3,990
Interest expense	679,911	—
Banking and professional fees	79,084	—
Other operating expenses	28,504	—
Total expenses	2,756,249	3,990
Net investment income (loss)	1,428,866	(3,990)

Net increase (decrease) in net assets resulting from operations	$1,428,866	$(3,990)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$14.29	$(0.04)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).
4

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2020	100,000	$100	$24,900	$—	$(397)	$24,603
Net decrease in net assets resulting from operations	—	—	—	—	(3,990)	(3,990)
Balance at March 31, 2021	100,000	$100	$24,900	$—	$(4,387)	$20,613

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2021	100,000	$100	$44,499,900	$(7,272,569)	$(1,242,870)	$35,984,561
Net increase in net assets resulting from operations	—	—	—	—	1,428,866	1,428,866
Distributions of income to shareholder	—	—	—	—	(1,428,866)	(1,428,866)
Return of capital to shareholder	—	—	—	(3,620,087)	—	(3,620,087)
Contributions from shareholder	—	—	35,000,000	—	—	35,000,000
Balance at March 31, 2022	100,000	$100	$79,499,900	$(10,892,656)	$(1,242,870)	$67,364,474

See notes to condensed financial statements (unaudited).
5

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$1,428,866	$(3,990)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to debt facility expenses	107,602	—
Origination of loans	(71,975,000)	—
Principal payments on loans, net of accretion	5,029,176	—
Acquisition of equity securities	(5,048,953)	—
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(718,088)	—
Net increase in other assets	(32,462)	—
Net increase in accounts payable, other accrued liabilities and accrued management fees	242,292	3,990
Net cash used in operating activities	$(70,966,567)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	$35,000,000	—
Borrowings under debt facility	56,000,000	—
Repayments of borrowings under debt facility	(22,000,000)	—
Payments of debt facility fees and costs	(250,000)	—
Net cash provided by financing activities	$68,750,000	—

Net decrease in cash and cash equivalents	$(2,216,567)	—

CASH AND CASH EQUIVALENTS:
Beginning of period	$15,658,685	25,000
End of period	$13,442,118	$25,000

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$361,424	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$5,048,953	$—

See notes to condensed financial statements (unaudited).

6

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Quartzy, Inc.		Senior Secured	11.0%		$1,238,469	$793,262	$793,262	2/1/2026
Biotechnology Total		1.2%				$1,238,469	$793,262	$793,262

Internet
	OneLocal, Inc. ** ^		Senior Secured	12.0%		$491,167	$458,288	$458,288	6/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,485,146	1,448,966	1,448,966	9/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,485,483	1,285,775	1,285,775	7/1/2025
	RenoFi, Inc. Subtotal					2,970,629	2,734,741	2,734,741
	RetailerX, Inc.		Senior Secured	11.0%		1,981,551	1,836,733	1,836,733	11/1/2025
Internet Total		7.5%				$5,443,347	$5,029,762	$5,029,762

Other Technology
	Beekeeper's Naturals, Inc.**^		Senior Secured	12.0%		$1,979,576	$1,816,246	$1,816,246	10/1/2025
	Beekeeper's Naturals, Inc. **^		Senior Secured	12.0%		989,838	964,381	964,381	10/1/2025
	Beekeeper's Naturals, Inc. Subtotal**^					2,969,414	2,780,627	2,780,627
	Bryte, Inc.		Senior Secured	10.0%		2,478,448	2,314,008	2,314,008	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,979,156	1,814,428	1,814,428	4/1/2025
	Chairman Me, Inc.		Senior Secured	12.0%		742,385	681,305	681,305	3/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,103,478	2,103,478	10/1/2025
	Heading Health Inc.		Senior Secured	12.5%		494,097	440,055	440,055	12/1/2024
	Hint, Inc.		Senior Secured	12.0%		7,424,108	5,843,704	5,843,704	5/1/2025
	Inscopix, Inc.		Senior Secured	12.0%		4,947,652	4,816,314	4,816,314	6/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,968,748	2,849,135	2,849,135	9/1/2024
	Kinoo, Inc.		Senior Secured	11.5%		989,883	929,184	929,184	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,484,440	1,360,002	1,360,002	5/1/2025
	Literati, Inc.		Senior Secured	11.3%		4,926,563	4,551,169	4,551,169	9/1/2025
	Luva Inc.		Senior Secured	11.3%		495,313	484,526	484,526	12/1/2024
	Luva Inc.		Senior Secured	11.3%		495,103	463,562	463,562	12/1/2024
	Luva Inc. Subtotal					990,416	948,088	948,088
	Maker Wine Company		Senior Secured	11.8%		494,960	466,820	466,820	2/1/2025
	Markai, Inc.		Senior Secured	12.5%		1,187,099	1,109,625	1,109,625	1/1/2025
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		9,892,208	9,484,990	9,484,990	12/1/2024
	Reali Inc.		Senior Secured	12.5%		4,946,104	4,737,366	4,737,366	12/1/2024
	Scripta Insights, Inc.		Senior Secured	12.0%		1,979,417	1,865,186	1,865,186	4/1/2025
	Stravos Education LLC		Senior Secured	12.0%		4,453,688	3,934,608	3,934,608	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,485,122	1,354,237	1,354,237	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,485,312	1,485,312	1,485,312	6/1/2025
	TomoCredit, Inc. Subtotal					2,970,434	2,839,549	2,839,549
Other Technology Total		82.9%				$60,819,220	$55,869,641	$55,869,641

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Security
	Lassen Peak, Inc.		Senior Secured	11.0%		$360,652	$340,525	$340,525	8/1/2024
Security Total		0.5%				$360,652	$340,525	$340,525

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,941,820	$5,552,339	$5,552,339	9/1/2025
Semiconductors & Equipment Total		8.2%				$5,941,820	$5,552,339	$5,552,339

Software
	Auterion, Inc.**^		Senior Secured	12.5%		$3,957,882	$3,671,273	$3,671,273	5/1/2025
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		2,474,384	2,345,282	2,345,282	6/1/2025
	Breakout Commerce, Inc.		Senior Secured	11.5%		2,475,479	2,294,587	2,294,587	6/1/2025
	Chowbus, Inc.		Senior Secured	12.0%		989,639	927,015	927,015	11/1/2024
	Chowbus, Inc.		Senior Secured	12.0%		3,958,330	3,382,111	3,382,111	11/1/2024
	Chowbus, Inc. Subtotal					4,947,969	4,309,126	4,309,126
	Gladly Software, Inc.		Senior Secured	11.5%		14,851,997	13,915,141	13,915,141	8/1/2025
	Gladly Software, Inc.		Senior Secured	11.5%		9,900,976	9,672,346	9,672,346	12/1/2025
	Gladly Software, Inc. Subtotal					24,752,973	23,587,487	23,587,487
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,980,225	1,857,718	1,857,718	12/1/2024
	NopSec Inc.		Senior Secured	12.0%		1,633,000	1,551,574	1,551,574	1/1/2025
	Sonatus, Inc.		Senior Secured	12.5%		4,945,917	4,579,609	4,579,609	12/1/2024
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,484,419	1,474,645	1,474,645	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		283,247	240,427	240,427	1/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,300	97,545	97,545	6/1/2025
	StayTuned Digital, Inc. Subtotal					1,865,966	1,812,617	1,812,617
	UCM Digital Health, Inc.		Senior Secured	12.0%		866,100	782,864	782,864	5/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		371,125	343,082	343,082	2/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		123,723	120,866	120,866	3/1/2025
	WorkRails, Inc. Subtotal					494,848	463,948	463,948
Software Total		70.2%				$50,394,743	$47,256,085	$47,256,085

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$2,475,009	$884,628	$884,628	10/1/2024
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,716,943	3,495,056	3,495,056	2/1/2025
Technology Services Total		6.5%				$6,191,952	$4,379,684	$4,379,684

Wireless
	Parallel Wireless, Inc.		Senior Secured	11.8%		$11,500,000	$11,117,201	$11,117,201	5/1/2023
	Parallel Wireless, Inc.		Senior Secured	11.8%		11,500,000	11,105,951	11,105,951	4/1/2023
	Parallel Wireless, Inc. Subtotal					23,000,000	22,223,152	22,223,152
Wireless Total		33.0%				$23,000,000	$22,223,152	$22,223,152

	Grand Total	210.0%				$153,390,203	$141,444,450	$141,444,450

**Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2022, 15.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

As of March 31, 2022, all loans were made to non-affiliates.

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
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

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2021, 18.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

As of December 31, 2021, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.ORGANIZATION AND OPERATIONS OF THE FUND
    WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). The Fund will be dissolved on December 31, 2031 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by WTI Fund X, LLC (the “Company”). Prior to commencing investment operations on October 1, 2021, the Fund had no operations other than incurring organizational expenses and the sale to the Company of 100,000 shares of common stock, $0.001 par value (“Shares”) in October 2020 and receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations which was obtained on April 5, 2021.

    The Fund’s investment objective is to achieve superior risk-adjusted investment returns and seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to early and expansion stage venture capital-backed technology companies.

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2022 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting
    The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2022, the Fund held 13,442,118 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.15%, which represented 19.95% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 15,658,685 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 43.52% of the net assets of the Fund.

Interest Income

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.

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

As of March 31, 2022 and December 31, 2021, the financial statements included nonmarketable investments of $141.4 million and $74.5 million, respectively, (or 89.1% and 80.1% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the value of the current portfolio of loans.

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

As of March 31, 2022 and December 31, 2021, no loans were classified as non-accrual.

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

The underlying asset value is estimated based on information available, including information regarding recent rounds of funding of the portfolio company, or the publicly-quoted stock price at the end of the financial reporting period for warrants for comparable publicly- quoted securities.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2022 and December 31, 2021, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

Deferred Debt Facility Fees

The deferred debt facility fees and costs associated with the debt facility are stated at initial cost in the Condensed Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on October 18, 2026. The amortization of these expenses is recorded as interest expense in the Condensed Statements of Operations.

Other Assets and Liabilities

Other assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. These costs are amortized over the term of the facility.

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
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

Loan balances in the Condensed Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The table below shows the weighted average interest rate of all loans:

All Loans	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021*
Weighted-Average Interest Rate - Cash	12.10%	N/A
Weighted-Average Interest Rate - Non-Cash	4.09%	N/A
Weighted-Average Interest Rate	16.19%	N/A

* The Fund commenced investment operations on October 1, 2021.

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

All loans as of March 31, 2022 and December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2022 and December 31, 2021, the Fund had unexpired unfunded commitments to borrowers of $67.5 million and $52.8 million.

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

There were no transfers in and out of Level 1, 2, or 3 during the three months ended March 31, 2022 and 2021.

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

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at March 31, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$793,262	Hypothetical market analysis	Hypothetical market coupon rate	*	33%*

Internet	5,029,762	Hypothetical market analysis	Hypothetical market coupon rate	15% - 16%	15%

Other Technology	55,869,641	Hypothetical market analysis	Hypothetical market coupon rate	13% - 25%	17%

Security	340,525	Hypothetical market analysis	Hypothetical market coupon rate	*	16%*

Semiconductors & Equipment	5,552,339	Hypothetical market analysis	Hypothetical market coupon rate	*	15%*

Software	47,256,085	Hypothetical market analysis	Hypothetical market coupon rate	14% - 22%	16%

Technology Services	4,379,684	Hypothetical market analysis	Hypothetical market coupon rate	14% - 113%	35%

Wireless	22,223,152	Hypothetical market analysis	Hypothetical market coupon rate	*	15%*

Total Loan Investments	$141,444,450

(a) The weighted-average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2021	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Other Technology	$37,210,404	Hypothetical market analysis	Hypothetical market coupon rate	13% - 19%	16%

Security	347,750	Hypothetical market analysis	Hypothetical market coupon rate	*	16% *

Software	32,737,026	Hypothetical market analysis	Hypothetical market coupon rate	14% - 22%	16%

Technology Services	4,203,446	Hypothetical market analysis	Hypothetical market coupon rate	14% - 113%	32%

Total Loan Investments	$74,498,626

(a) The weighted-average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of March 31, 2022 and December 31, 2021 measured at fair value on a recurring basis.

As of March 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$141,444,450	$141,444,450
Cash equivalents	13,442,118	—	—	13,442,118

Total assets	$13,442,118	$—	$141,444,450	$154,886,568

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$88,500,000	$—	$88,500,000

Total liabilities	$—	$88,500,000	$—	$88,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$74,498,626	$74,498,626
Cash equivalents	15,658,685	—	—	15,658,685

Total assets	$15,658,685	$—	$74,498,626	$90,157,311

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$54,500,000	$—	$54,500,000

Total liabilities	$—	$54,500,000	$—	$54,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2022
	Loans	Warrants
Beginning balance	$74,498,626	$—
Acquisitions and originations	$71,975,000	$5,048,953
Principal payments on loans, net of accretion	$(5,029,176)	$—
Distribution to shareholder	$—	$(5,048,953)
Ending balance	$141,444,450	$—

There were no changes in Level 3 assets or liabilities measured at fair value on a recurring basis as of March 31, 2021 as the Fund had not commenced investment operations.

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
5.    CAPITAL STOCK
    As of both March 31, 2022 and December 31, 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2022 and December 31, 2021, was $500.0 million. Total contributed capital to the Company as of March 31, 2022 and December 31, 2021 was $95.0 million and $50.0 million, respectively, of which $79.5 million and $44.5 million were contributed to the Fund, respectively.

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

On April 30, 2021, the sole shareholder of the Fund approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act to provide the Fund with maximum leverage flexibility. The 150% asset coverage ratio became effective for the Fund on April 30, 2021. As of March 31, 2022, the Fund’s asset coverage for borrowings was 176%.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As

of March 31, 2022, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, the Fund Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 1.50%,(ii) LIBOR Basis plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. The Subscription Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 0.75%, (ii) LIBOR Basis plus 1.75% or (iii) the LIBOR Market Index Rate plus 1.75%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2022 and December 31, 2021, $88.5 million and $54.5 million, respectively, was outstanding under the facility.

As of March 31, 2022, the LIBOR rate was as follows:

1-Month LIBOR	0.4520%
3-Month LIBOR	0.9616%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2022 and December 31, 2021, the remaining unamortized fees and costs of $2.0 million and $1.8 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of March 31, 2022 and December 31, 2021, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2022:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$88,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$88,500,000
(a) Inclusive of 1.91% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$54,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$54,500,000
(a) Inclusive of 1.83% applicable LIBOR margin plus LIBOR rate.

7.    MANAGEMENT FEE
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
Management Fees of $2.0 million were recognized for the three months ended March 31, 2022. There were no management fees for the three months ended March 31, 2021 as the Fund had not commenced investment operations.

8. TAX STATUS

The Fund had no taxable income for the three months ended March 31, 2022 and 2021. The Fund anticipates electing to be treated as a regulated investment company ("RIC') under Subchapter M of the Internal Revenue Code (the "Code") and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$141,444,450	$—	$—	$—

Total	$141,444,450	$—	$—	$—

	As of December 31, 2021
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$74,498,626	$—	$—	$—

Total	$74,498,626	$—	$—	$—

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non- deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2022, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ended December 31, 2022.

The Fund anticipates distributing all distributable earnings by the end of the year. As of March 31, 2022, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of March 31, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. UNEXPIRED UNFUNDED COMMITMENTS

As of March 31, 2022 and December 31, 2021, the Fund’s unexpired unfunded commitments to borrowers totaled $67.5 million and $52.8 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below are the Fund’s unexpired unfunded commitments as of March 31, 2022 and December 31, 2021:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2022	Expiration Date
Literati, Inc.	Other Technology	$5,000,000	03/31/23
Bryte, Inc.	Other Technology	2,500,000	01/31/23
EasyKnock, Inc.	Other Technology	7,500,000	01/31/23
StayTuned Digital, Inc.	Software	3,113,732	12/31/22
Ocurate, Inc.	Software	1,000,000	12/31/22
Sonatus, Inc	Software	5,000,000	12/31/22
RetailerX, Inc.	Internet	2,000,000	12/30/22
Actual Systems, Inc.	Software	2,000,000	12/12/22
Quartzy, Inc.	Biotechnology	3,750,000	11/15/22
RenoFi, Inc.	Internet	3,000,000	10/31/22
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/22
iLearningEngines Inc.	Technology Services	7,500,000	07/31/22
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/22
UCM Digital Health, Inc.	Software	875,000	07/31/22
Breakout Commerce, Inc.	Software	1,500,000	07/31/22
Gladly Software, Inc.	Software	5,000,000	07/30/22
Terradepth, Inc.	Semiconductors & Equipment	6,000,000	06/30/22
OneLocal, Inc.	Internet	500,000	06/30/22
WorkRails, Inc.	Software	250,000	05/31/22
Chairman Me, Inc.	Other Technology	500,000	05/31/22
Beekeeper's Naturals, Inc.	Other Technology	1,000,000	05/15/22
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/22
Scripta Insights, Inc.	Other Technology	500,000	04/30/22
Kinoo, Inc.	Other Technology	1,000,000	04/30/22
Total		$67,488,732

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2021	Expiration Date
Breakout Commerce, Inc.	Software	$1,500,000	07/31/22
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/22
Gladly Software, Inc.	Software	15,000,000	07/30/22
iLearningEngines Inc.	Technology Services	7,500,000	07/31/22
Kinoo, Inc.	Other Technology	1,000,000	04/30/22
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/22
Lassen Peak, Inc.	Security	375,000	01/31/22
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/22
Luva Inc.	Other Technology	500,000	02/28/22
RenoFi, Inc.	Internet	6,000,000	10/31/22
Scripta Insights, Inc.	Other Technology	500,000	04/30/22
Sonatus, Inc	Software	5,000,000	12/31/22
StayTuned Digital, Inc.	Software	3,213,732	12/31/22
TomoCredit, Inc.	Other Technology	1,500,000	01/31/22
WorkRails, Inc.	Software	250,000	05/31/22
Total		$52,838,732
10. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2022 and 2021.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

    The ratios of expenses and net investment income(loss) to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income, net of expenses and excludes realized or unrealized gains and losses.

    Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

    The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021 *

Total return**	2.69%	(16.22)%

Per share amounts:
Net asset value, beginning of period	$359.85	$0.25

Net investment income (loss)	14.29	(0.04)
Net realized and change in unrealized gain (loss) from loans and derivative instruments	—	—
Net increase in net assets resulting from operations	14.29	(0.04)

Distributions of income to shareholder	(14.29)	—
Return of capital to shareholder	(36.21)	—
Contributions from shareholder	350.00	—
Net asset value, end of period	$673.64	$0.21

Net assets, end of period	$67,364,474	$20,613

Ratios to average net assets:

Expenses***	20.37%	(64.99)%
Net investment income (loss)***	10.56%	(64.99)%
Portfolio turnover rate	—%	—%
Average debt outstanding	$68,000,000	$—

* The Fund commenced investment operations on October 1, 2021. The ratios shown as of March 31, 2021 reflect the organizational costs for the formation of the Fund.
** Total return amounts presented above are not annualized.
***Annualized.

11.     SUBSEQUENT EVENTS

    The Fund evaluated subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

    The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors, including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2021 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

The Fund expects to eventually elect to be treated as an RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

Results of Operations - For the Three Months Ended March 31, 2022 and 2021

Analysis of Interest Income

Total investment income for the three months ended March 31, 2022, and 2021 was $4.2 million and $0, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2022, and 2021.

	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021 *
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$102,854,406	$4,163,507	12.10%	4.09%	$—	$—	—%	—%
All Loans	$102,854,406	$4,163,507	12.10%	4.09%	$—	$—	—%	—%
* The Fund commenced investment operations on October 1, 2021 and there were no loans outstanding as of March 31, 2021.

The increase in interest income on venture loans outstanding is a reflection of the start of investment operations beginning in October 2021.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended March 31, 2022, and 2021.

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021 *
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$68,000,000	$679,911	4.00%	$—	$—	—%
* The Fund commenced investment operations on October 1, 2021.

Interest expense increased due primarily to the establishment and utilization of the bank facility to support the investment and business operations of the Fund.

Analysis of Operating Expense

The following table shows the components of operating expense for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended	For the Three Months Ended	Change
	March 31, 2022	March 31, 2021 *	($)
Organizational costs	$—	$3,990	$(3,990)
Management fees	1,968,750	—	1,968,750
Banking and professional fees	79,084	—	79,084
Other operating expenses	28,504	—	28,504
Total Operating Expense	$2,076,338	$3,990	$2,072,348
* The Fund commenced investment operations on October 1, 2021.

Organizational costs were $0 and less than $4 thousand for the three months ended March 31, 2022, and 2021, respectively. No additional organizational costs were incurred in 2022 as the Fund commenced investment operations on October 1, 2021.

Management fees for the three months ended March 31, 2022 were $2.0 million. Management fees were calculated at 1.575% of the Company's committed capital. There were no management fees for the three months ended March 31, 2021 as the Fund had not commenced investment operations.

Banking and professional fees and Other operating expenses were $0.1 million for the three months ended March 31, 2022. There were no banking and professional fees for the three months ended March 31, 2021 as the Fund had not commenced investment operations.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months year ended March 31, 2022 and 2021 totaled $0.3 million and $0, respectively.

Liquidity and Capital Resources – March 31, 2022 and December 31, 2021

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $79.5 million and $44.5 million as of March 31, 2022 and December 31, 2021, respectively. As of both March 31, 2022 and December 31, 2021, the Company had subscriptions for capital in the amount of $500.0 million, of which $95.0 million and $50.0 million had been called and received, respectively. As of March 31, 2022, $405.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The change in cash for the three months ended March 31, 2022 and 2021 was as follows:

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021*
Net cash used in operating activities	$(70,966,567)	$—
Net cash provided by financing activities	68,750,000	—
Net decrease in cash and cash equivalents	$(2,216,567)	$—
* The Fund commenced investment operations on October 1, 2021.

As of March 31, 2022 and December 31, 2021, 19.95% and 43.52%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On October 18, 2021, the Fund entered into a loan agreement with ING Capital LLC, that established a secured revolving loan facility in an initial amount of up to $125.0 million with the option to request that borrowing availability be increased up to $375.0 million, subject to further negotiation and credit approval. On December 17, 2021, the Fund entered into an Assignment, Assumption and Accession Agreement and Amendment No. 1 to the Loan and Security Agreement with ING Capital LLC and Zions Bancorporation N.A. dba California Bank & Trust, with participation from Wells Fargo Bank, N.A., Bank Leumi USA, Bank of Hope and MUFG Union Bank, N.A., that increased the size of the facility to $250.0 million (the “Amended Loan Agreement”). Effective January 18, 2022, ING Capital assigned $30.0 million of its commitment to City National Bank. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2022, $88.5 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $72.0 million for the three months ended March 31, 2022. Unexpired unfunded commitments totaled $67.5 million as of March 31, 2022.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2022	$154.7 million	$13.3 million	$141.4 million	$67.5 million
December 31, 2021	$82.8 million	$8.3 million	$74.5 million	$52.8 million

The unexpired unfunded commitments by portfolio company as of March 31, 2022 and December 31, 2021 are detailed in Note 9 to the financial statements included in this filing.

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

As of March 31, 2022, the Fund had a cash balance of $13.4 million and $34.3 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $405.0 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2022 the Fund’s asset coverage ratio was 176%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain elements of risk of which Management considers interest rate and credit risk to be the principal types of risk. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, “burn rate”, revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan, and the ability to exit via initial public offering or merger and acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2022, the outstanding debt balance was $88.5 million with a floating interest rate based on a daily 1- month LIBOR rate, for which the Fund had no interest protection on the entire outstanding debt balance.

Because the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2022. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Interest Income (Expense)	Increase (Decrease) in Total Income
(0.50)%	$(67,211)	$400,020	$332,809
1%	$134,421	$(885,000)	$(750,579)
2%	$268,842	$(1,770,000)	$(1,501,158)
3%	$403,264	$(2,655,000)	$(2,251,736)
4%	$537,685	$(3,540,000)	$(3,002,315)
5%	$672,106	$(4,425,000)	$(3,752,894)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors reported in the Fund's 2021 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3.1
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on October 19, 2020, incorporated by reference to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 10, 2021.

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R.Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 12, 2022	Date:	May 12, 2022