Form 10-Q
period 2022-06-30
WTI Fund X, Inc.
filed 2022-08-11
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2022
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2022 and December 31, 2021

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2022 and 2021

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2022 and 2021

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2022 and 2021

Condensed Schedules of Investments (Unaudited)
As of June 30, 2022 and December 31, 2021

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2022 AND DECEMBER 31, 2021

	June 30, 2022	December 31, 2021	(a)
ASSETS
Loans, at estimated fair value
(cost of $167,050,769 and $74,498,626 respectively)	$167,050,769	$74,498,626
Cash and cash equivalents	17,878,020	15,658,685
Dividend and interest receivables	2,166,539	970,099
Other assets	2,018,481	1,934,918
Total assets	189,113,809	93,062,328

LIABILITIES
Borrowings under debt facility	117,500,000	54,500,000
Accrued management fees	1,968,750	1,968,750
Accounts payable and other accrued liabilities	1,040,653	609,017
Total liabilities	120,509,403	57,077,767

NET ASSETS	$68,604,406	$35,984,561

Analysis of Net Assets:

Capital paid in on shares of capital stock	$79,500,000	$44,500,000
Cumulative return of capital distributions	(10,892,656)	(7,272,569)
Total distributable losses	(2,938)	(1,242,870)
Net assets (equivalent to $686.04 and $359.85 per share based on 100,000 shares of capital stock outstanding - See Note 5 and 10)	$68,604,406	$35,984,561

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$81,788,732	$52,838,732

(a) Certain prior period information has been disclosed to conform to current presentation.

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021

INVESTMENT INCOME:
Interest on loans	$8,366,324	$—	$12,529,831	$—
Other interest and other income	14,547	—	36,155	—
Total investment income	8,380,871	—	12,565,986	—

EXPENSES:
Management fees	1,968,750	—	3,937,500	—
Organization costs	—	74,114	—	78,104
Interest expense	1,077,157	—	1,757,068	—
Banking and professional fees	91,447	384	170,531	384
Other operating expenses	26,069	—	54,573	—
Total expenses	3,163,423	74,498	5,919,672	78,488
Net investment income (loss)	5,217,448	(74,498)	6,646,314	(78,488)

Net increase (decrease) in net assets resulting from operations	$5,217,448	$(74,498)	$6,646,314	$(78,488)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$52.17	$(0.74)	$66.46	$(0.78)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2021	100,000	$100	$24,900	$—	$(4,387)	$20,613
Net decrease in net assets resulting from operations	—	—	—	—	(74,498)	(74,498)
Balance at June 30, 2021	100,000	$100	$24,900	$—	$(78,885)	$(53,885)

Balance at March 31, 2022	100,000	$100	$79,499,900	$(10,892,656)	$(1,242,870)	$67,364,474
Net increase in net assets resulting from operations	—	—	—	—	5,217,448	5,217,448
Distributions of income to shareholder	—	—	—	—	(3,977,516)	(3,977,516)
Balance at June 30, 2022	100,000	$100	$79,499,900	$(10,892,656)	$(2,938)	$68,604,406

Balance at December 31, 2020	100,000	$100	$24,900	$—	$(397)	$24,603
Net decrease in net assets resulting from operations	—	—	—	—	(78,488)	(78,488)
Balance at June 30, 2021	100,000	$100	$24,900	$—	$(78,885)	$(53,885)

Balance at December 31, 2021	100,000	$100	$44,499,900	$(7,272,569)	$(1,242,870)	$35,984,561
Net increase in net assets resulting from operations	—	—	—	—	6,646,314	6,646,314
Distributions of income to shareholder	—	—	—	—	(5,406,382)	(5,406,382)
Return of capital to shareholder	—	—	—	(3,620,087)	—	(3,620,087)
Contributions from shareholder	—	—	35,000,000	—	—	35,000,000
Balance at June 30, 2022	100,000	$100	$79,499,900	$(10,892,656)	$(2,938)	$68,604,406

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$6,646,314	$(78,488)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to debt facility expenses	215,205	—
Origination of loans	(127,425,000)	—
Principal payments on loans, net of accretion	34,824,966	—
Acquisition of equity securities	(8,978,578)	—
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(1,196,440)	—
Net increase in other assets	(48,768)	—
Net increase in accounts payable, other accrued liabilities and accrued management fees	431,636	78,488
Net cash used in operating activities	$(95,530,665)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	$35,000,000	—
Borrowings under debt facility	96,000,000	—
Repayments of borrowings under debt facility	(33,000,000)	—
Payments of debt facility fees and costs	(250,000)	—
Net cash provided by financing activities	$97,750,000	—

Net increase in cash and cash equivalents	$2,219,335	—

CASH AND CASH EQUIVALENTS:
Beginning of period	$15,658,685	$25,000
End of period	$17,878,020	$25,000

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,185,451	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$9,026,469	$—
Receipt of equity securities as repayment of loans	$47,891

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Quartzy, Inc.		Senior Secured	11.0%		1,238,148	824,596	824,596	2/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,432	1,151,668	1,151,668	5/1/2026
	Quartzy, Inc. Subtotal					2,476,580	1,976,264	1,976,264
Biotechnology Total		2.9%				$2,476,580	$1,976,264	$1,976,264

Computers & Storage
	Proto, Inc.		Senior Secured	12.5%		1,375,000	1,244,003	1,244,003	10/1/2025
Computers & Storage Total		1.8%				$1,375,000	$1,244,003	$1,244,003

Internet
	D2C Store, Inc.		Senior Secured	12.0%		2,500,000	2,247,411	2,247,411	12/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,830	465,150	465,150	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.0%		493,500	493,500	493,500	6/1/2025
	OneLocal, Inc. ** ^ Subtotal					988,330	958,650	958,650
	RenoFi, Inc.		Senior Secured	11.5%		1,485,345	1,451,562	1,451,562	9/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,485,064	1,304,779	1,304,779	7/1/2025
	RenoFi, Inc. Subtotal					2,970,409	2,756,341	2,756,341
	RetailerX, Inc.		Senior Secured	11.0%		990,619	967,547	967,547	1/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		1,981,037	1,848,608	1,848,608	11/1/2025
	RetailerX, Inc. Subtotal					2,971,656	2,816,155	2,816,155
Internet Total		12.8%				$9,430,395	$8,778,557	$8,778,557

Medical Devices
	Serpex Medical Inc.		Senior Secured	11.0%		750,000	713,830	713,830	11/1/2025
Medical Devices Total		1.0%				$750,000	$713,830	$713,830

Other Healthcare
	HumanAPI, Inc.		Senior Secured	11.8%		2,500,000	2,297,642	2,297,642	8/1/2025
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,411,810	1,411,810	12/1/2025
	PrecisionOS Technology Inc. **^		Senior Secured	12.0%		1,000,000	927,677	927,677	7/1/2025
Other Healthcare Total		6.8%				$5,000,000	$4,637,129	$4,637,129

Other Technology
	Beekeeper's Naturals, Inc **^		Senior Secured	12.0%		989,893	964,943	964,943	10/1/2025
	Beekeeper's Naturals, Inc **^		Senior Secured	12.0%		1,978,957	1,831,772	1,831,772	10/1/2025
	Beekeeper's Naturals, Inc **^		Senior Secured	12.0%		989,530	966,655	966,655	10/1/2025
	Beekeeper's Naturals, Inc Subtotal **^					3,958,380	3,763,370	3,763,370
	Bryte, Inc.		Senior Secured	10.0%		2,477,907	2,332,817	2,332,817	4/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,978,525	1,832,641	1,832,641	4/1/2025
	Chairman Me, Inc.		Senior Secured	12.0%		742,155	688,430	688,430	3/1/2025
	Copia Global Inc. **^		Senior Secured	12.0%		3,750,000	3,526,975	3,526,975	1/1/2026
	Daybase, Inc.		Senior Secured	11.0%		1,250,000	1,166,906	1,166,906	11/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,136,346	2,136,346	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,400,839	2,400,839	12/1/2025
	EasyKnock, Inc. Subtotal					5,000,000	4,537,185	4,537,185
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,474,386	2,210,893	2,210,893	4/1/2025
	Heading Health Inc.		Senior Secured	12.5%		494,674	446,277	446,277	12/1/2024
	Hint, Inc.		Senior Secured	12.0%		7,421,808	5,990,937	5,990,937	5/1/2025
	Inscopix, Inc.		Senior Secured	12.0%		4,946,065	4,828,745	4,828,745	6/1/2025
	Intuition Robotics, Inc. **^		Senior Secured	12.0%		2,500,000	2,358,605	2,358,605	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,710,141	2,610,740	2,610,740	9/1/2024
	Kinoo, Inc.		Senior Secured	11.5%		989,590	937,149	937,149	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,483,968	1,373,081	1,373,081	5/1/2025
	Literati, Inc.		Senior Secured	11.3%		4,951,844	4,606,515	4,606,515	9/1/2025
	Logistech Solutions Pte. Ltd. **^		Senior Secured	11.5%		500,000	376,532	376,532	12/1/2025
	Luva Inc.		Senior Secured	11.3%		495,179	485,973	485,973	12/1/2024
	Luva Inc.		Senior Secured	11.3%		494,964	467,974	467,974	12/1/2024
	Luva Inc. Subtotal					990,143	953,947	953,947
	Maker Wine Company		Senior Secured	11.8%		494,810	470,291	470,291	2/1/2025
	Markai, Inc.		Senior Secured	12.5%		1,186,690	1,119,644	1,119,644	1/1/2025
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		9,891,081	9,497,683	9,497,683	12/1/2024
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,344,730	1,344,730	9/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		250,000	223,116	223,116	5/1/2025
	Reali Inc.		Senior Secured	12.5%		4,944,397	4,765,693	4,765,693	12/1/2024
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	941,913	941,913	11/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		494,909	482,803	482,803	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		1,978,793	1,877,782	1,877,782	4/1/2025
	Scripta Insights, Inc. Subtotal					2,473,702	2,360,585	2,360,585
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,410,096	1,410,096	8/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,484,692	1,367,450	1,367,450	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,484,887	1,484,887	1,484,887	6/1/2025
	TomoCredit, Inc. Subtotal					2,969,579	2,852,337	2,852,337
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	479,214	479,214	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,237,326	1,129,231	1,129,231	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		742,497	717,994	717,994	4/1/2025
	Wellth, Inc. Subtotal					1,979,823	1,847,225	1,847,225
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	220,659	220,659	7/1/2025
	Zimeno, Inc.		Senior Secured	11.5%		6,250,000	5,743,415	5,743,415	1/1/2026
Other Technology Total		113.4%				$83,809,668	$77,818,346	$77,818,346

Security
	Lassen Peak, Inc.		Senior Secured	11.0%		327,612	311,016	311,016	8/1/2024
Security Total		0.5%				$327,612	$311,016	$311,016

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		5,940,137	5,588,949	5,588,949	9/1/2025
Semiconductors & Equipment Total		8.1%				$5,940,137	$5,588,949	$5,588,949

Software
	Actual Systems, Inc.		Senior Secured	12.0%		989,997	899,128	899,128	6/1/2025
	Auterion, Inc.**^		Senior Secured	12.5%		3,956,548	3,701,151	3,701,151	5/1/2025
	Bite Investments (Cayman) Limited **^		Senior Secured	12.0%		1,484,682	1,373,425	1,373,425	1/1/2025
	Bound Rates, Inc. **^		Senior Secured	12.0%		2,473,608	2,358,122	2,358,122	6/1/2025
	Breakout Commerce, Inc.		Senior Secured	11.5%		2,474,770	2,312,873	2,312,873	6/1/2025
	Chowbus, Inc.		Senior Secured	12.0%		3,843,722	3,352,677	3,352,677	11/1/2024
	Chowbus, Inc.		Senior Secured	12.0%		960,987	907,906	907,906	11/1/2024
	Chowbus, Inc. Subtotal					4,804,709	4,260,583	4,260,583
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,383,650	1,383,650	7/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	435,022	435,022	12/1/2025
	Gladly Software, Inc.		Senior Secured	11.5%		9,902,299	9,687,100	9,687,100	12/1/2025
	Gladly Software, Inc.		Senior Secured	11.5%		14,847,716	14,001,330	14,001,330	8/1/2025
	Gladly Software, Inc. Subtotal					24,750,015	23,688,430	23,688,430
	Grokker, Inc.		Senior Secured	11.5%		500,000	477,796	477,796	4/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	449,403	449,403	1/1/2026
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,979,653	1,874,798	1,874,798	12/1/2024
	NopSec Inc.		Senior Secured	12.0%		1,632,485	1,562,135	1,562,135	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	465,192	465,192	10/1/2025
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	146,831	146,831	1/1/2027
	Sonatus, Inc		Senior Secured	12.5%		4,944,204	4,629,975	4,629,975	12/1/2024
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,968	98,287	98,287	6/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,483,947	1,475,453	1,475,453	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		866,196	864,770	864,770	8/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		283,155	245,920	245,920	1/1/2025
	StayTuned Digital, Inc. Subtotal					2,732,266	2,684,430	2,684,430
	Traction Apps, Inc. **^		Senior Secured	12.0%		750,000	706,343	706,343	12/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,831	791,605	791,605	5/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		371,008	346,537	346,537	2/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		123,685	121,180	121,180	3/1/2025
	WorkRails, Inc. Subtotal					494,693	467,717	467,717
Software Total		79.7%				$58,033,461	$54,668,609	$54,668,609

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,779	2,299,823	2,299,823	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,330,897	930,575	930,575	10/1/2024
	iLearningEngines Inc. Subtotal					4,806,676	3,230,398	3,230,398
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,951,023	4,560,543	4,560,543	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,716,085	3,523,125	3,523,125	2/1/2025
Technology Services Total		16.5%				$13,473,784	$11,314,066	$11,314,066
	Grand Total	243.5%				$180,616,637	$167,050,769	$167,050,769

**Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2022, 22.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of June 30, 2022, all loans were made to non-affiliates.

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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the six months ended June 30, 2022 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Use of Estimates
    The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”). Certain prior period information has been reclassified and/or disclosed to conform to the current year presentation.

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2022, the Fund held $17,878,020 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 1.26%, which represented 26.06% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 15,658,685 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 43.52% of the net assets of the Fund.

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

As of June 30, 2022 and December 31, 2021, the financial statements included nonmarketable investments of $167.1 million and $74.5 million, respectively, (or 88.3% and 80.1% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that, the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

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

As of June 30, 2022 and December 31, 2021, no loans were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2022 and December 31, 2021, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

Deferred Debt Facility Fees

The deferred debt facility fees and costs associated with the debt facility are included in Other Assets in the Condensed Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on October 18, 2026. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

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
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The table below shows the weighted average interest rate of all loans:

All Loans	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021	*	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021	*
Weighted-Average Interest Rate - Cash	15.86%	N/A		14.54%	N/A
Weighted-Average Interest Rate - Non-Cash	5.13%	N/A		4.78%	N/A
Weighted-Average Interest Rate	20.99%	N/A		19.32%	N/A

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

All loans as of June 30, 2022 and December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2022 and December 31, 2021, the Fund had unexpired unfunded commitments to borrowers of $81.8 million and $52.8 million, respectively.

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

There were no transfers in and out of Level 1, 2, or 3 during the six months ended June 30, 2022 and 2021.

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

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at June 30, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$1,976,264	Hypothetical market analysis	Hypothetical market coupon rate	*	22%*

Computers & Storage	1,244,003	Hypothetical market analysis	Hypothetical market coupon rate	*	18%*

Internet	8,778,557	Hypothetical market analysis	Hypothetical market coupon rate	14% - 18%	15%

Medical Devices	713,830	Hypothetical market analysis	Hypothetical market coupon rate	*	14%

Other Healthcare	4,637,129	Hypothetical market analysis	Hypothetical market coupon rate	14% - 17%	16%

Other Technology	77,818,346	Hypothetical market analysis	Hypothetical market coupon rate	13% - 27%	17%
		Asset Recovery	Probability weighting of alternative outcomes	15% - 85% ^

Security	311,016	Hypothetical market analysis	Hypothetical market coupon rate	*	16%*

Semiconductors & Equipment	5,588,949	Hypothetical market analysis	Hypothetical market coupon rate	*	15%*

Software	54,668,609	Hypothetical market analysis	Hypothetical market coupon rate	13% - 25%	16%

Technology Services	11,314,066	Hypothetical market analysis	Hypothetical market coupon rate	14% - 44%	24%

Total Loan Investments	$167,050,769

(a) The weighted-average hypothetical market coupon rates were calculated using the fair value of the loans.
* There is only one loan within the industry.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.

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

The following tables present the balances of assets and liabilities as of June 30, 2022 and December 31, 2021 measured at fair value on a recurring basis.

As of June 30, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$167,050,769	$167,050,769
Cash equivalents	17,878,020	—	—	17,878,020

Total assets	$17,878,020	$—	$167,050,769	$184,928,789

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$117,500,000	$—	$117,500,000

Total liabilities	$—	$117,500,000	$—	$117,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$74,498,626	$74,498,626
Cash equivalents	15,658,685	—	—	15,658,685

Total assets	$15,658,685	$—	$74,498,626	$90,157,311

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$54,500,000	$—	$54,500,000

Total liabilities	$—	$54,500,000	$—	$54,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Loans	Warrants	Loans	Warrants
Beginning balance	$141,444,450	$—	$74,498,626	$—
Acquisitions and originations	55,450,000	3,977,516	127,425,000	9,026,469
Principal payments on loans, net of accretion	(29,843,681)	—	(34,872,857)	—
Distributions to shareholder	—	(3,977,516)	—	(9,026,469)
Ending balance	$167,050,769	$—	$167,050,769	$—

There were no changes in Level 3 assets or liabilities measured at fair value on a recurring basis as of June 30, 2021 as the Fund had not commenced investment operations.
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
5.    CAPITAL STOCK
    As of both June 30, 2022 and December 31, 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2022 and December 31, 2021, was $500.0 million. Total contributed capital to the Company as of June 30, 2022 and December 31, 2021 was $95.0 million and $50.0 million, respectively, of which $79.5 million and $44.5 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2022.

For the Six Months Ended June 30, 2022

Distributions of equity securities	(9,026,469)
Total distributions to shareholder	$(9,026,469)

    There were no distributions for the six months ended June 30, 2021 as the Fund commenced investment operations on October 1, 2021. Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year and cumulative earnings and profits.

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

On April 30, 2021, the sole shareholder of the Fund approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act to provide the Fund with maximum leverage flexibility. The 150% asset coverage ratio became effective for the Fund on April 30, 2021. As of June 30, 2022, the Fund’s asset coverage for borrowings was 158%.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of June 30, 2022, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, the Fund Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 1.50%,(ii) LIBOR Basis plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. The Subscription Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 0.75%, (ii) LIBOR Basis plus 1.75% or (iii) the LIBOR Market Index Rate plus 1.75%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2022 and December 31, 2021, $117.5 million and $54.5 million, respectively, was outstanding under the facility.

As of June 30, 2022, the LIBOR rate was as follows:

1-Month LIBOR	1.7867%
3-Month LIBOR	2.2851%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2022 and December 31, 2021, the remaining unamortized fees and costs of $1.9 million and $1.8 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of June 30, 2022 and December 31, 2021, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2022:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$117,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$117,500,000
(a) Inclusive of 1.91% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$54,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$54,500,000
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
Management Fees of $2.0 million and $3.9 million were recognized as expenses for the three and six months ended June 30, 2022, respectively. There were no management fees for the three and six months ended June 30, 2021 as the Fund had not commenced investment operations.

8. TAX STATUS

The Fund had no taxable income for the three and six months ended June 30, 2022 and 2021. The Fund anticipates electing to be treated as a regulated investment company ("RIC') under Subchapter M of the Internal Revenue Code (the "Code") and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.
Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2022 and December 31, 2021.

	As of June 30, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$167,050,769	$—	$—	$—

Total	$167,050,769	$—	$—	$—

	As of December 31, 2021
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$74,498,626	$—	$—	$—

Total	$74,498,626	$—	$—	$—

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2022, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits.  There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2022.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. UNEXPIRED UNFUNDED COMMITMENTS

As of June 30, 2022 and December 31, 2021, the Fund’s unexpired unfunded commitments to borrowers totaled $81.8 million and $52.8 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below are the Fund’s unexpired unfunded commitments as of June 30, 2022 and December 31, 2021:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2022	Expiration Date
Fanimal, Inc.	Other Technology	$1,250,000	12/31/23
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/23
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/23
Literati, Inc.	Other Technology	5,000,000	03/31/23
HaystacksAI, Inc.	Software	1,000,000	03/31/23
EasyKnock, Inc.	Other Technology	5,000,000	01/31/23
Form Remodel, Inc.	Software	1,500,000	01/31/23
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/23
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Common Sun, Inc	Software	500,000	01/31/23
Zimeno, Inc.	Other Technology	6,250,000	01/29/23
StayTuned Digital, Inc.	Software	2,238,732	12/31/22
Copia Global Inc.	Other Technology	3,750,000	12/31/22
Klar Holdings Limited	Technology Services	5,000,000	12/31/22
Ocurate, Inc.	Software	500,000	12/31/22
Journey Builders, Inc.	Software	500,000	12/31/22
Sonatus, Inc	Software	5,000,000	12/31/22
RetailerX, Inc.	Internet	1,000,000	12/30/22
Actual Systems, Inc.	Software	1,000,000	12/12/22
PlantBaby, inc.	Other Technology	250,000	11/30/22
Quartzy, Inc.	Biotechnology	2,500,000	11/15/22
RenoFi, Inc.	Internet	3,000,000	10/31/22
Zeno Technologies, Inc.	Other Technology	250,000	10/31/22
Axiado Corporation	Security	4,000,000	10/31/22
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/22
Ratio Technologies, Inc.	Software	1,800,000	09/30/22
Rise Gardens, Inc.	Other Technology	500,000	09/29/22
Eguana Technologies, Inc.	Other Technology	2,500,000	08/31/22
Proto, Inc.	Computers & Storage	1,375,000	07/31/22
iLearningEngines Inc.	Technology Services	5,000,000	07/31/22
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/22
Breakout Commerce, Inc.	Software	1,500,000	07/31/22
UCM Digital Health, Inc.	Software	875,000	07/31/22
Gladly Software, Inc.	Software	5,000,000	07/30/22
Bite Investments (Cayman) Limited	Software	500,000	07/10/22
Total		$81,788,732

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2021	Expiration Date
Breakout Commerce, Inc.	Software	$1,500,000	07/31/22
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/22
Gladly Software, Inc.	Software	15,000,000	07/30/22
iLearningEngines Inc.	Technology Services	7,500,000	07/31/22
Kinoo, Inc.	Other Technology	1,000,000	04/30/22
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/22
Lassen Peak, Inc.	Security	375,000	01/31/22
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/22
Luva Inc.	Other Technology	500,000	02/28/22
RenoFi, Inc.	Internet	6,000,000	10/31/22
Scripta Insights, Inc.	Other Technology	500,000	04/30/22
Sonatus, Inc	Software	5,000,000	12/31/22
StayTuned Digital, Inc.	Software	3,213,732	12/31/22
TomoCredit, Inc.	Other Technology	1,500,000	01/31/22
WorkRails, Inc.	Software	250,000	05/31/22
Total		$52,838,732
10. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2022 and 2021.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

    The ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income, net of expenses and excludes realized or unrealized gains and losses.

    Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

    The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended June 30, 2022	For the Three Months Ended June 30, 2021*	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021 *

Total return**	7.75%	(361.41)%	10.65%	(319.02%)

Per share amounts:
Net asset value, beginning of period	$673.64	$0.21	$359.85	$0.25

Net investment income (loss)	52.17	(0.75)	66.46	(0.79)
Net increase (decrease) in net assets resulting from operations	52.17	(0.75)	66.46	(0.79)

Distributions of income to shareholder	(39.77)	—	(54.06)	—
Return of capital to shareholder	—	—	(36.21)	—
Contributions from shareholder	—	—	350.00
Net asset value, end of period	$686.04	$(0.54)	$686.04	$(0.54)

Net assets, end of period	$68,604,406	$(53,885)	$68,604,406	$(53,885)

Ratios to average net assets:

Expenses***	18.78%	(1504.76)%	19.47%	(708.12%)
Net investment income (loss)***	30.97%	(1504.76)%	21.87%	(708.12%)
Portfolio turnover rate	—%	—%	—%	—%
Average debt outstanding	$106,000,000	$—	$86,785,714	$—

* The Fund commenced investment operations on October 1, 2021. The ratios shown as of June 30, 2021 reflect the organizational costs for the formation of the Fund.
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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as investment manager for Fund IX. The Fund’s board of directors intends that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s existence automatically expires), the Fund will make debt investments in each portfolio company in which Fund IX makes debt investments (“Debt Investments”). Generally, the amount of each Debt Investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. The Manager has exercised, and the board of directors ratified, its discretion to extend Fund IX’s investment period for two additional quarters, thereby allowing Fund IX to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of Fund IX’s investment period. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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
Results of Operations - For the Three and Six Months Ended June 30, 2022 and 2021

Analysis of Interest Income

Total investment income for the three and six months ended June 30, 2022 was $8.4 million and $12.6 million respectively, which primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three and six months ended June 30, 2022.

	For the Three Months Ended June 30, 2022				For the Six Months Ended June 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$159,460,209	$8,366,324	15.86%	5.13%	$129,687,716	$12,529,831	14.54%	4.78%
All Loans	$159,460,209	$8,366,324	15.86%	5.13%	$129,687,716	$12,529,831	14.54%	4.78%

The Fund commenced investment operations on October 1, 2021 and there were no loans outstanding as of June 30, 2021. There was no investment income for the three and six months ended June 30, 2021 as the Fund had not commenced investment operations.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three and six months ended June 30, 2022.

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$106,000,000	$1,077,157	4.06%	$86,785,714	$1,757,068	4.05%

The fund commenced investment operations on October 1, 2021 and there were no amounts due on the bank facility as of June 30, 2021. There were no interest expenses for the three and six months ended June 30, 2021. Interest expense for the three and six months ended June 30, 2022, increased due primarily to the establishment and utilization of the bank facility to support the investment and business operations of the Fund.

Analysis of Operating Expense

The following table shows the components of operating expense for the three and six months ended June 30, 2022 and 2021.

	For the Three Months Ended June 30, 2022			For the Six Months Ended June 30, 2022
Operating Expense	2022	2021 *	Change ($)	2022	2021 *	Change ($)
Organizational costs	$—	$74,114	$(74,114)	$—	$78,104	$(78,104)
Management fees	1,968,750	—	1,968,750	3,937,500	—	3,937,500
Banking and professional fees	91,447	384	91,063	170,531	384	170,147
Other operating expenses	26,069	—	26,069	54,573	—	54,573
Total Operating Expense	$2,086,266	$74,498	$2,011,768	$4,162,604	$78,488	$4,084,116
* The Fund commenced investment operations on October 1, 2021.

Organizational costs were $74 thousand and $78 thousand for the three and six months ended June 30, 2021, respectively. No additional organizational costs were incurred in 2022 as the Fund commenced investment operations on October 1, 2021.

Management fees for the three and six months ended June 30, 2022 were $2.0 million and $3.9 million respectively. Management fees were calculated at an annual percentage of 1.575% of the Company's committed capital. There were no management fees for the three and six months ended June 30, 2021 as the Fund had not commenced investment operations.

Banking and professional fees and Other operating expenses were $0.1 million and $0.2 million for the three and six months ended June 30, 2022. Banking and professional fees was less than $0.1 million for the three and six months ended June 30, 2021 as the Fund had not commenced investment operations.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three and six months ended June 30, 2022 totaled $0.4 million and $0.6 million, respectively. There were no non-recurring fees for the three and six months ended June 30, 2021 as the Fund had not commenced investment operations.

Net investment income (loss) for the three months ended June 30, 2022 and 2021 was $5.2 million and $(0.1) million, respectively. Net investment income (loss) for the six months ended June 30, 2022 and 2021 was $6.6 million and $(0.1) million, respectively.

Net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2022 and 2021 was $5.2 million and $(0.1) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended June 30, 2022 and 2021 was $52.17 and $(0.74), respectively.

Net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2022 and 2021 was $6.6 million and $(0.1) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the six months ended June 30, 2022 and 2021 was $66.46 and $(0.78), respectively.

Liquidity and Capital Resources – June 30, 2022 and December 31, 2021

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $79.5 million and $44.5 million as of June 30, 2022 and December 31, 2021, respectively. As of both June 30, 2022 and December 31, 2021, the Company had subscriptions for capital in the amount of $500.0 million, of which $95.0 million and $50.0 million had been called and received, respectively. As of June 30, 2022, $405.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The change in cash for the six months ended June 30, 2022 and 2021 was as follows:

	For the Six Months Ended June 30, 2022	For the Six Months Ended June 30, 2021	*
Net cash used in operating activities	$(95,530,665)	$—
Net cash provided by financing activities	97,750,000	—
Net increase in cash and cash equivalents	$2,219,335	$—
* The Fund commenced investment operations on October 1, 2021.

As of June 30, 2022 and December 31, 2021, 26.06% and 43.52%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2022, $117.5 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $127.4 million for the six months ended June 30, 2022. Net loan amounts outstanding after amortization and valuation adjustments increased by $92.6 million for the same period. Unexpired unfunded commitments totaled $81.8 million as of June 30, 2022.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2022	$210.2 million	$43.1 million	$167.1 million	$81.8 million
December 31, 2021	$82.8 million	$8.3 million	$74.5 million	$52.8 million

The unexpired unfunded commitments by portfolio company as of June 30, 2022 and December 31, 2021 are detailed in Note 9 to the financial statements included in this filing.

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

As of June 30, 2022, the Fund had a cash balance of $17.9 million and $51.0 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $405.0 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2022 the Fund’s asset coverage ratio was 158%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At June 30, 2022, the outstanding debt balance was $117.5 million with a floating interest rate based on a daily 1- month LIBOR rate, for which the Fund had no interest protection on the entire outstanding debt balance.

Because the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2022. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest Rate Change By	Other Interest and Other Income (Loss)	Interest Income (Expense)	Increase (Decrease) in Total Income
(0.50)%	$(89,390)	$587,500	$498,110
1%	$178,780	$(1,175,000)	$(996,220)
2%	$357,560	$(2,350,000)	$(1,992,440)
3%	$536,341	$(3,525,000)	$(2,988,659)
4%	$715,121	$(4,700,000)	$(3,984,879)
5%	$893,901	$(5,875,000)	$(4,981,099)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

None.

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R.Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 11, 2022	Date:	August 11, 2022