Form 10-Q
period 2022-09-30
WTI Fund X, Inc.
filed 2022-11-14
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2022
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2022 and December 31, 2021

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2022 and 2021

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2022 and 2021

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2022 and 2021

Condensed Schedules of Investments (Unaudited)
As of September 30, 2022 and December 31, 2021

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021	(a)
ASSETS
Loans, at estimated fair value
(cost of $208,664,108 and $74,498,626 respectively)	$204,899,517	$74,498,626
Cash and cash equivalents	15,072,207	15,658,685
Dividend and interest receivables	2,693,981	970,099
Other assets	1,961,196	1,934,918
Total assets	224,626,901	93,062,328

LIABILITIES
Borrowings under debt facility	133,000,000	54,500,000
Accrued management fees	1,968,750	1,968,750
Accounts payable and other accrued liabilities	1,825,240	609,017
Total liabilities	136,793,990	57,077,767

NET ASSETS	$87,832,911	$35,984,561

Analysis of Net Assets:

Capital paid in on shares of capital stock	$102,500,000	$44,500,000
Cumulative return of capital distributions	(10,892,656)	(7,272,569)
Total distributable losses	(3,774,433)	(1,242,870)
Net assets (equivalent to $878.33 and $359.85 per share based on 100,000 shares of capital stock outstanding - See Note 5 and 10)	$87,832,911	$35,984,561

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$101,169,586	$52,838,732

(a) Certain prior period information has been disclosed to conform to current presentation.

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021

INVESTMENT INCOME:
Interest on loans	$7,477,525	$—	$20,007,356	$—
Other interest and other income	50,123	—	86,278	—
Total investment income	7,527,648	—	20,093,634	—

EXPENSES:
Management fees	1,968,750	—	5,906,250	—
Organization costs	—	121,236	—	199,340
Interest expense	1,605,461	—	3,362,528	—
Banking and professional fees	56,895	10,815	227,425	11,199
Other operating expenses	105,897	38,462	160,472	38,462
Total expenses	3,737,003	170,513	9,656,675	249,001
Net investment income (loss)	3,790,645	(170,513)	10,436,959	(249,001)

Net change in unrealized loss from loans	(3,764,591)	—	(3,764,591)	—
Net increase (decrease) in net assets resulting from operations	$26,054	$(170,513)	$6,672,368	$(249,001)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$0.26	$(1.71)	$66.72	$(2.49)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2021	100,000	$100	$24,900	$—	$(78,885)	$(53,885)
Net decrease in net assets resulting from operations	—	—	—	—	(170,513)	(170,513)
Balance at September 30, 2021	100,000	$100	$24,900	$—	$(249,398)	$(224,398)

Balance at June 30, 2022	100,000	$100	$79,499,900	$(10,892,656)	$(2,938)	$68,604,406
Net increase in net assets resulting from operations	—	—	—	—	26,054	26,054
Distributions of income to shareholder	—	—	—	—	(3,797,549)	(3,797,549)
Contributions from shareholder	—	—	23,000,000	—	—	23,000,000
Balance at September 30, 2022	100,000	$100	$102,499,900	$(10,892,656)	$(3,774,433)	$87,832,911

Balance at December 31, 2020	100,000	$100	$24,900	$—	$(397)	$24,603
Net decrease in net assets resulting from operations	—	—	—	—	(249,001)	(249,001)
Balance at September 30, 2021	100,000	$100	$24,900	$—	$(249,398)	$(224,398)

Balance at December 31, 2021	100,000	$100	$44,499,900	$(7,272,569)	$(1,242,870)	$35,984,561
Net increase in net assets resulting from operations	—	—	—	—	6,672,368	6,672,368
Distributions of income to shareholder	—	—	—	—	(9,203,931)	(9,203,931)
Return of capital to shareholder	—	—	—	(3,620,087)	—	(3,620,087)
Contributions from shareholder	—	—	58,000,000	—	—	58,000,000
Balance at September 30, 2022	100,000	$100	$102,499,900	$(10,892,656)	$(3,774,433)	$87,832,911

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$6,672,368	$(249,001)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized loss from loans	3,764,591
Amortization of deferred costs related to debt facility expenses	322,807	—
Origination of loans	(175,044,146)	—
Principal payments on loans, net of accretion	40,830,774	—
Acquisition of equity securities	(12,776,127)	—
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(1,723,882)	—
Net increase in other assets	(99,086)	(235,792)
Net increase in accounts payable, other accrued liabilities and accrued management fees	1,216,223	484,793
Net cash used in operating activities	$(136,836,478)	$—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	$58,000,000	$—
Borrowings under debt facility	134,500,000	—
Repayments of borrowings under debt facility	(56,000,000)	—
Payments of debt facility fees and costs	(250,000)	—
Net cash provided by financing activities	$136,250,000	$—

Net decrease in cash and cash equivalents	$(586,478)	$—

CASH AND CASH EQUIVALENTS:
Beginning of period	$15,658,685	$25,000
End of period	$15,072,207	$25,000

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$2,539,675	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$12,824,018	$—
Receipt of equity securities as repayment of loans	$47,891	$—

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Quartzy, Inc.		Senior Secured	11%		1,238,448	1,170,111	1,170,111	8/1/2026
	Quartzy, Inc.		Senior Secured	11%		1,238,110	1,158,748	1,158,748	5/1/2026
	Quartzy, Inc.		Senior Secured	11%		1,237,818	858,563	858,563	2/1/2026
	Quartzy, Inc. Subtotal					3,714,376	3,187,422	3,187,422
Biotechnology Total		3.6%				$3,714,376	$3,187,422	$3,187,422

Computers & Storage
	Proto, Inc.		Senior Secured	13%		1,375,000	1,260,995	1,260,995	10/1/2025
	Proto, Inc.		Senior Secured	13%		1,375,000	1,374,999	1,374,998	10/1/2025
	Proto, Inc. Subtotal					2,750,000	2,635,994	2,635,993
Computers & Storage Total		3.0%				$2,750,000	$2,635,994	$2,635,993

Internet
	Ainsly, Inc. ** ^		Senior Secured	13%		300,000	183,569	183,569	7/1/2025
	D2C Store, Inc.		Senior Secured	12%		2,500,000	2,270,274	2,270,274	12/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12%		494,880	494,880	494,880	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12%		494,674	468,603	468,603	6/1/2025
	OneLocal, Inc. ** ^ Subtotal					989,554	963,483	963,483
	RenoFi, Inc.		Senior Secured	12%		1,484,632	1,324,710	1,324,710	7/1/2025
	RenoFi, Inc.		Senior Secured	12%		1,484,921	1,454,770	1,454,770	9/1/2025
	RenoFi, Inc. Subtotal					2,969,553	2,779,480	2,779,480
	RetailerX, Inc.		Senior Secured	11%		990,739	967,042	967,042	4/1/2026
	RetailerX, Inc.		Senior Secured	11%		1,980,508	1,860,920	1,860,920	11/1/2025
	RetailerX, Inc.		Senior Secured	11%		990,357	969,391	969,391	1/1/2026
	RetailerX, Inc. Subtotal					3,961,604	3,797,353	3,797,353
Internet Total		11.4%				$10,720,711	$9,994,159	$9,994,159

Medical Devices
	Serpex Medical Inc.		Senior Secured	11%		750,000	717,383	717,383	11/1/2025
Medical Devices Total		0.8%				$750,000	$717,383	$717,383

Other Healthcare
	HumanAPI, Inc.		Senior Secured	12%		2,500,000	2,319,879	2,319,879	8/1/2025
	Julie Products Inc.		Senior Secured	13%		1,000,000	909,408	909,408	9/1/2025
	Minded, Inc.		Senior Secured	11%		1,500,000	1,420,127	1,420,127	12/1/2025
	PrecisionOS Technology Inc. **^		Senior Secured	12%		1,000,000	933,950	933,950	7/1/2025
Other Healthcare Total		6.4%				$6,000,000	$5,583,364	$5,583,364

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Technology
	Airspeed, Inc.		Senior Secured	11%		625,000	569,646	569,646	1/1/2026
	AL Services **^		Senior Secured	13%		494,737	431,787	431,787	7/1/2025
	Azumo, Inc.		Senior Secured	13%		1,500,000	1,325,795	1,325,795	1/1/2026
	Beekeeper's Naturals, Inc **^		Senior Secured	12%		989,587	967,544	967,544	10/1/2025
	Beekeeper's Naturals, Inc **^		Senior Secured	12%		1,978,319	1,847,950	1,847,950	10/1/2025
	Beekeeper's Naturals, Inc **^		Senior Secured	12%		989,213	969,006	969,006	10/1/2025
	Beekeeper's Naturals, Inc Subtotal **^					3,957,119	3,784,500	3,784,500
	Bryte, Inc.		Senior Secured	10%		2,477,353	2,352,293	2,352,293	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12%		1,977,874	1,851,649	1,851,649	4/1/2025
	Chairman Me, Inc.		Senior Secured	12%		741,917	695,869	192,871	3/1/2025
	Copia Global Inc. **^		Senior Secured	12%		3,750,000	3,542,162	3,542,162	1/1/2026
	Creoate Limited **^		Senior Secured	12%		750,000	694,466	694,466	12/1/2025
	Daybase, Inc.		Senior Secured	11%		1,250,000	1,179,885	1,179,885	11/1/2025
	EasyKnock, Inc.		Senior Secured	12%		2,500,000	2,410,162	2,410,162	12/1/2025
	EasyKnock, Inc.		Senior Secured	12%		2,500,000	2,171,646	2,171,646	10/1/2025
	EasyKnock, Inc. Subtotal					5,000,000	4,581,808	4,581,808
	Eguana Technologies, Inc. ** ^		Senior Secured	12%		2,473,610	2,245,148	2,245,148	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12%		2,474,982	2,387,657	2,387,657	8/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					4,948,592	4,632,805	4,632,805
	Fanimal, Inc.		Senior Secured	12%		250,000	207,916	207,916	2/1/2026
	Heading Health Inc.		Senior Secured	13%		451,835	411,428	411,428	12/1/2024
	Hint, Inc.		Senior Secured	12%		7,419,439	6,147,670	6,147,670	5/1/2025
	Holo, Inc.		Senior Secured	14%		1,000,000	878,744	878,744	12/1/2025
	Hyphen Technologies, Inc.		Senior Secured	12%		3,000,000	2,815,972	2,815,972	3/1/2026
	Inscopix, Inc.		Senior Secured	12%		4,944,431	4,841,600	4,841,600	6/1/2025
	Intuition Robotics, Inc. **^		Senior Secured	12%		2,500,000	2,372,271	2,372,271	11/1/2025
	Jiko Group, Inc.		Senior Secured	12%		2,443,698	2,363,045	2,363,045	9/1/2024
	Joy Memories, Inc		Senior Secured	12%		1,500,000	1,334,180	1,334,180	12/1/2025
	Kinoo, Inc.		Senior Secured	12%		931,966	888,007	888,007	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12%		2,474,722	2,416,908	2,416,908	1/1/2026
	Lacuna Technologies, Inc.		Senior Secured	12%		1,483,482	1,386,726	1,386,726	5/1/2025
	Lacuna Technologies, Inc. Subtotal					3,958,204	3,803,634	3,803,634
	Literati, Inc.		Senior Secured	11%		4,950,477	4,641,568	4,641,568	9/1/2025
	Literati, Inc.		Senior Secured	11%		2,476,004	2,425,236	2,425,236	9/1/2025
	Literati, Inc. Subtotal					7,426,481	7,066,804	7,066,804
	Logistech Solutions Pte. Ltd. **^		Senior Secured	12%		500,000	386,840	386,840	12/1/2025
	Luva Inc.		Senior Secured	11%		451,467	429,043	429,043	12/1/2024
	Luva Inc.		Senior Secured	11%		451,663	444,032	444,032	12/1/2024
	Luva Inc. Subtotal					903,130	873,075	873,075
	Maker Wine Company		Senior Secured	12%		480,441	459,684	459,684	2/1/2025
	Markai, Inc.		Senior Secured	13%		1,118,404	1,062,103	1,062,103	1/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	13%		9,032,434	8,705,920	8,705,920	12/1/2024
	Nue Life Health, Inc.		Senior Secured	12%		1,500,000	1,360,860	1,360,860	9/1/2025
	PlantBaby, inc.		Senior Secured	12%		125,000	121,176	121,176	7/1/2025
	PlantBaby, inc.		Senior Secured	12%		250,000	226,510	226,510	5/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	PlantBaby, inc.		Senior Secured	12%		125,000	120,790	120,790	10/1/2025
	PlantBaby, inc. Subtotal					500,000	468,476	468,476
	Platform Science, Inc.		Senior Secured	13%		5,000,000	4,501,909	4,501,909	2/1/2026
	Reali Inc.		Senior Secured	13%		4,741,233	3,786,067	1,357,631	*
	Rise Gardens, Inc.		Senior Secured	12%		1,000,000	947,541	947,541	11/1/2025
	Romaine Empire, Inc.		Senior Secured	12%		2,965,000	2,666,532	2,666,532	12/1/2026
	Scripta Insights, Inc.		Senior Secured	12%		494,754	484,312	484,312	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12%		1,978,151	1,890,874	1,890,874	4/1/2025
	Scripta Insights, Inc. Subtotal					2,472,905	2,375,186	2,375,186
	Supplant, Inc. **^		Senior Secured	13%		2,000,000	1,853,408	1,853,408	7/1/2026
	TheSquareFoot, Inc.		Senior Secured	13%		250,000	129,016	129,016	12/1/2025
	Titan Health & Security Technologies, Inc.		Senior Secured	12%		1,500,000	1,420,046	1,420,046	8/1/2025
	TomoCredit, Inc.		Senior Secured	12%		1,484,249	1,381,219	1,381,219	6/1/2025
	TomoCredit, Inc.		Senior Secured	12%		1,484,450	1,484,450	1,484,450	6/1/2025
	TomoCredit, Inc. Subtotal					2,968,699	2,865,669	2,865,669
	Virtuix Holdings, Inc.		Senior Secured	12%		500,000	481,420	481,420	9/1/2025
	Wellth, Inc.		Senior Secured	12%		742,270	721,122	721,122	4/1/2025
	Wellth, Inc.		Senior Secured	12%		1,236,942	1,143,332	1,143,332	4/1/2025
	Wellth, Inc. Subtotal					1,979,212	1,864,454	1,864,454
	Zeno Technologies, Inc.		Senior Secured	10%		250,000	223,143	223,143	7/1/2025
	Zimeno Inc.		Senior Secured	12%		6,250,000	5,790,905	5,790,905	1/1/2026
Other Technology Total		111.6%				$109,210,104	$100,996,190	$98,064,756

Security
	Axiado Corporation		Senior Secured	11%		2,000,000	1,810,958	1,810,958	10/1/2025
	Lassen Peak, Inc.		Senior Secured	11%		293,655	280,319	280,319	8/1/2024
Security Total		2.4%				$2,293,655	$2,091,277	$2,091,277

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	12%		5,938,406	5,626,951	5,626,951	9/1/2025
Semiconductors & Equipment Total		6.4%				$5,938,406	$5,626,951	$5,626,951

Software
	Actual Systems, Inc.		Senior Secured	12%		989,693	909,722	909,722	6/1/2025
	Auterion, Inc. **^		Senior Secured	13%		3,955,172	3,732,304	3,732,304	5/1/2025
	Bite Investments (Cayman) Limited **^		Senior Secured	12%		1,398,747	1,305,281	1,305,281	1/1/2025
	BlueCart, Inc.		Senior Secured	13%		1,500,000	1,362,766	1,362,766	2/1/2026
	Bound Rates, Inc. **^		Senior Secured	12%		2,472,808	2,371,448	2,371,448	6/1/2025
	Breakout Commerce, Inc.		Senior Secured	12%		2,474,040	2,331,884	2,331,884	6/1/2025
	Chowbus, Inc.		Senior Secured	12%		873,936	830,101	830,101	11/1/2024
	Chowbus, Inc.		Senior Secured	12%		3,495,539	3,087,932	3,087,932	11/1/2024
	Chowbus, Inc. Subtotal					4,369,475	3,918,033	3,918,033
	Clarified Inc.		Senior Secured	12%		750,000	684,353	684,353	5/1/2025
	Common Sun, Inc		Senior Secured	11%		1,500,000	1,391,632	1,391,632	7/1/2026
	Eskalera, Inc.		Senior Secured	12%		1,484,833	1,380,689	1,380,689	2/1/2026
	Form Remodel, Inc.		Senior Secured	11%		500,000	489,702	489,702	2/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Form Remodel, Inc.		Senior Secured	11%		500,000	440,888	440,888	12/1/2025
	Form Remodel, Inc. Subtotal					1,000,000	930,590	930,590
	Gladly Software, Inc.		Senior Secured	12%		9,899,473	9,704,610	9,704,610	12/1/2025
	Gladly Software, Inc.		Senior Secured	12%		14,843,311	14,090,756	14,090,756	8/1/2025
	Gladly Software, Inc. Subtotal					24,742,784	23,795,366	23,795,366
	Grokker, Inc.		Senior Secured	12%		500,000	479,786	479,786	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11%		500,000	453,673	453,673	1/1/2026
	Journey Builders, Inc.		Senior Secured	11%		500,000	455,674	455,674	1/1/2026
	Migo Money, Inc. ** ^		Senior Secured	12%		1,806,192	1,719,050	1,719,050	12/1/2024
	NopSec Inc.		Senior Secured	12%		1,537,989	1,479,010	1,479,010	1/1/2025
	Ocurate, Inc.		Senior Secured	12%		500,000	468,706	468,706	10/1/2025
	Ocurate, Inc.		Senior Secured	12%		500,000	489,365	489,365	10/1/2025
	Ocurate, Inc. Subtotal					1,000,000	958,071	958,071
	Ratio Technologies, Inc.		Senior Secured	11%		200,000	150,182	150,182	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11%		478,000	467,396	467,396	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11%		1,322,000	1,284,534	1,284,534	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,902,112	1,902,112
	Sonatus, Inc		Senior Secured	13%		4,516,041	4,254,299	4,254,299	12/1/2024
	StayTuned Digital, Inc.		Senior Secured	12%		266,764	235,365	235,365	1/1/2025
	StayTuned Digital, Inc.		Senior Secured	12%		865,929	864,664	864,664	8/1/2025
	StayTuned Digital, Inc.		Senior Secured	12%		1,440,973	1,433,799	1,433,799	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12%		266,383	264,622	264,622	10/1/2025
	StayTuned Digital, Inc.		Senior Secured	12%		98,936	98,340	98,340	6/1/2025
	StayTuned Digital, Inc. Subtotal					2,938,985	2,896,790	2,896,790
	Traction Apps, Inc. **^		Senior Secured	12%		750,000	710,385	710,385	12/1/2025
	UCM Digital Health, Inc.		Senior Secured	12%		865,553	800,742	800,742	5/1/2025
	UCM Digital Health, Inc.		Senior Secured	12%		866,153	843,978	843,978	10/1/2025
	UCM Digital Health, Inc. Subtotal					1,731,706	1,644,720	1,644,720
	Vesta Housing, Inc.		Senior Secured	12%		1,375,000	1,250,917	1,250,917	6/1/2026
	WorkRails, Inc.		Senior Secured	12%		123,645	121,505	121,505	3/1/2025
	WorkRails, Inc.		Senior Secured	12%		360,264	339,519	339,519	2/1/2025
	WorkRails, Inc. Subtotal					483,909	461,024	461,024
Software Total		71.5%				$66,277,374	$62,779,579	$62,779,579

Technology Services
	iLearningEngines Inc.		Senior Secured	12%		2,476,026	2,391,342	2,391,342	8/1/2025
	iLearningEngines Inc.		Senior Secured	12%		2,475,078	2,322,967	2,322,967	4/1/2025
	iLearningEngines Inc.		Senior Secured	12%		2,109,876	905,339	905,339	10/1/2024
	iLearningEngines Inc. Subtotal					7,060,980	5,619,648	5,619,648
	Klar Holdings Limited ** ^		Senior Secured	12%		4,949,566	4,601,822	4,601,822	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10%		3,606,317	3,443,313	2,610,157	2/1/2025
Technology Services Total		14.6%				$15,616,863	$13,664,783	$12,831,627

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12%		1,500,000	1,387,006	1,387,006	7/1/2026
Wireless Total		1.6%				$1,500,000	$1,387,006	$1,387,006

	Grand Total	233.3%				$224,771,489	$208,664,108	$204,899,517

* As of September 30, 2022, loans with a cost basis of $3.8 million and a fair value of $1.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2022, 21.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of September 30, 2022, all loans were made to non-affiliates.

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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of 90 days or less. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2022, the Fund held $15,072,207 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 2.73%, which represented 17.16% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the Fund held 15,658,685 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 43.52% of the net assets of the Fund.

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

As of September 30, 2022 and December 31, 2021, the financial statements included nonmarketable investments of $204.9 million and $74.5 million, respectively, (or 91.2% and 80.1% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of September 30, 2022, loans with a cost basis of $3.8 million and a fair value of $1.4 million were classified as non-accrual. As of December 31, 2021, no loans were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2022 and December 31, 2021, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the modified Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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
3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2022 and December 31, 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The table below shows the weighted average interest rate of the performing and all loans:

Performing Loans	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	*	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021	*
Weighted-Average Interest Rate - Cash	12.38%	N/A		13.64%	N/A
Weighted-Average Interest Rate - Non-Cash	3.79%	N/A		4.37%	N/A
Weighted-Average Interest Rate	16.17%	N/A		18.01%	N/A

All Loans	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021	*	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021	*
Weighted-Average Interest Rate - Cash	12.32%	N/A		13.62%	N/A
Weighted-Average Interest Rate - Non-Cash	3.78%	N/A		4.36%	N/A
Weighted-Average Interest Rate	16.10%	N/A		17.98%	N/A

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

All loans as of September 30, 2022 and December 31, 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2022 and December 31, 2021, the Fund had unexpired unfunded commitments to borrowers of $101.2 million and $52.8 million, respectively.

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

There were no transfers in and out of Level 1, 2, or 3 during the nine months ended September 30, 2022 and 2021.

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

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2022 and December 31, 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at September 30, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$3,187,422	Hypothetical market analysis	Hypothetical market coupon rate	*	19%*

Computers & Storage	2,635,993	Hypothetical market analysis	Hypothetical market coupon rate	*	16%*

Internet	9,994,159	Hypothetical market analysis	Hypothetical market coupon rate	13% - 49%	16%

Medical Devices	717,383	Hypothetical market analysis	Hypothetical market coupon rate	*	14% *

Other Healthcare	5,583,364	Hypothetical market analysis	Hypothetical market coupon rate	14% - 19%	17%

Other Technology	98,064,756	Hypothetical market analysis	Hypothetical market coupon rate	13% - 54%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% -90% ^

Security	2,091,277	Hypothetical market analysis	Hypothetical market coupon rate	16% - 16%	16%

Semiconductors & Equipment	5,626,951	Hypothetical market analysis	Hypothetical market coupon rate	*	15%*

Software	62,779,579	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 90% *

Technology Services	12,831,627	Hypothetical market analysis	Hypothetical market coupon rate	14% - 31%	22%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 40% *

Wireless	1,387,006	Hypothetical market analysis	Hypothetical market coupon rate	*	16%*

Total Loan Investments	$204,899,517

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
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

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of September 30, 2022 and December 31, 2021 measured at fair value on a recurring basis.

As of September 30, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$204,899,517	$204,899,517
Cash equivalents	15,072,207	—	—	15,072,207

Total assets	$15,072,207	$—	$204,899,517	$219,971,724

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$133,000,000	$—	$133,000,000

Total liabilities	$—	$133,000,000	$—	$133,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$74,498,626	$74,498,626
Cash equivalents	15,658,685	—	—	15,658,685

Total assets	$15,658,685	$—	$74,498,626	$90,157,311

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$54,500,000	$—	$54,500,000

Total liabilities	$—	$54,500,000	$—	$54,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Loans	Warrants	Loans	Warrants
Beginning balance	$167,050,769	$—	$74,498,626	$—
Acquisitions and originations	47,619,146	3,797,549	175,044,146	12,824,018
Principal payments on loans, net of accretion	(6,005,807)	—	(40,878,664)	—
Distributions to shareholder	—	(3,797,549)	—	(12,824,018)
Net change in unrealized loss from loans	(3,764,591)	—	(3,764,591)	0
Ending balance	$204,899,517	$—	$204,899,517	$—

Net change in unrealized loss from loans still held at September 30, 2022	$(3,764,591)	$—	$(3,764,591)	$—

There were no changes in Level 3 assets or liabilities measured at fair value on a recurring basis as of September 30, 2021 as the Fund had not commenced investment operations.
4. EARNINGS PER SHARE
        Basic earnings per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.
5. CAPITAL STOCK
    As of both September 30, 2022 and December 31, 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2022 and December 31, 2021, was $500.0 million. Total contributed capital to the Company as of September 30, 2022 and December 31, 2021 was $120.0 million and $50.0 million, respectively, of which $102.5 million and $44.5 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2022.

For the Nine Months Ended September 30, 2022

Distributions of equity securities	(12,824,018)
Total distributions to shareholder	$(12,824,018)

    There were no distributions for the nine months ended September 30, 2021 as the Fund commenced investment operations on October 1, 2021. Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.

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

On April 30, 2021, the sole shareholder of the Fund approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act to provide the Fund with maximum leverage flexibility. The 150% asset coverage ratio became effective for the Fund on April 30, 2021. As of September 30, 2022, the Fund’s asset coverage for borrowings was 166%.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”) and (iii) the Manager's right to receive management fees from the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of September 30, 2022, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, the Fund Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 1.50%,(ii) LIBOR Basis plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. The Subscription Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 0.75%, (ii) LIBOR Basis plus 1.75% or (iii) the LIBOR Market Index Rate plus 1.75%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2022 and December 31, 2021, $133.0 million and $54.5 million, respectively, was outstanding under the facility.

As of September 30, 2022, the LIBOR rate was as follows:

1-Month LIBOR	3.1427%
3-Month LIBOR	3.7547%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2022 and December 31, 2021, the remaining unamortized fees and costs of $1.8 million and $1.8 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of September 30, 2022 and December 31, 2021, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of September 30, 2022:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$133,000,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$133,000,000
(a) Inclusive of 1.944% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$54,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$54,500,000
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
Management Fees of $2.0 million and $5.9 million were recognized as expenses for the three and nine months ended September 30, 2022, respectively. There were no management fees for the three and nine months ended September 30, 2021 as the Fund had not commenced investment operations.

8. TAX STATUS

The Fund had no taxable income for the three and nine months ended September 30, 2022 and 2021. The Fund anticipates electing to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.
Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2022 and December 31, 2021.

	As of September 30, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$208,664,108	$—	$(3,764,591)	$(3,764,591)

Total	$208,664,108	$—	$(3,764,591)	$(3,764,591)

	As of December 31, 2021
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$74,498,626	$—	$—	$—

Total	$74,498,626	$—	$—	$—

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2022, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2022.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of September 30, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. UNEXPIRED UNFUNDED COMMITMENTS

As of September 30, 2022 and December 31, 2021, the Fund’s unexpired unfunded commitments to borrowers totaled $101.2 million and $52.8 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2022 and December 31, 2021:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2022	Expiration Date
Swiftly Systems, Inc.	Software	20,000,000	01/31/24
Fanimal, Inc.	Other Technology	1,000,000	12/31/23
Platform Science, Inc.	Other Technology	10,000,000	09/30/23
Supplant, Inc.	Other Technology	1,000,000	07/31/23
Julie Products Inc.	Other Healthcare	750,000	06/30/23
AL Services	Other Technology	1,250,000	05/31/23
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/23
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/23
Romaine Empire, Inc.	Other Technology	6,000,000	04/30/23
HaystacksAI, Inc.	Software	500,000	03/31/23
Creoate Limited	Other Technology	750,000	03/31/23
Literati, Inc.	Other Technology	2,500,000	03/31/23
Overalls, Inc.	Software	1,000,000	03/31/23
Airspeed, Inc.	Other Technology	625,000	03/31/23
TheSquareFoot, Inc.	Other Technology	1,500,000	03/31/23
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/23
Azumo, Inc.	Other Technology	1,000,000	03/31/23
Canopy Technology Corp.	Software	2,500,000	02/28/23
Rise Gardens, Inc.	Other Technology	500,000	02/28/23
Bryte, Inc.	Other Technology	2,500,000	01/31/23
EasyKnock, Inc.	Other Technology	5,000,000	01/31/23
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/23
Form Remodel, Inc.	Software	1,000,000	01/31/23
Common Sun, Inc	Software	500,000	01/31/23
Zimeno Inc.	Other Technology	6,250,000	01/29/23
Holo, Inc.	Other Technology	500,000	01/15/23
StayTuned Digital, Inc.	Software	1,969,586	12/31/22
Journey Builders, Inc.	Software	500,000	12/31/22
Klar Holdings Limited	Technology Services	5,000,000	12/31/22
Copia Global Inc.	Other Technology	3,750,000	12/31/22
Sonatus, Inc	Software	5,000,000	12/31/22
Actual Systems, Inc.	Software	1,000,000	12/12/22
Vesta Housing, Inc.	Software	1,375,000	11/30/22
Quartzy, Inc.	Biotechnology	1,250,000	11/15/22
Ainsly, Inc.	Internet	200,000	10/31/22
RenoFi, Inc.	Internet	3,000,000	10/31/22
Zeno Technologies, Inc.	Other Technology	250,000	10/31/22
Axiado Corporation	Security	2,000,000	10/31/22
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/22
Total		$101,169,586

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2021	Expiration Date
Breakout Commerce, Inc.	Software	$1,500,000	07/31/22
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/22
Gladly Software, Inc.	Software	15,000,000	07/30/22
iLearningEngines Inc.	Technology Services	7,500,000	07/31/22
Kinoo, Inc.	Other Technology	1,000,000	04/30/22
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/22
Lassen Peak, Inc.	Security	375,000	01/31/22
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/22
Luva Inc.	Other Technology	500,000	02/28/22
RenoFi, Inc.	Internet	6,000,000	10/31/22
Scripta Insights, Inc.	Other Technology	500,000	04/30/22
Sonatus, Inc	Software	5,000,000	12/31/22
StayTuned Digital, Inc.	Software	3,213,732	12/31/22
TomoCredit, Inc.	Other Technology	1,500,000	01/31/22
WorkRails, Inc.	Software	250,000	05/31/22
Total		$52,838,732
10. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2022 and 2021.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended September 30, 2022	For the Three Months Ended September 30, 2021****		For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021 ****

Total return**	0.03%	316.44%	*	10.68%	(1,012.07%)

Per share amounts:
Net asset value, beginning of period	$686.04	$(0.54)		$359.85	$0.25

Net investment income (loss)	37.91	(1.70)		104.37	(2.49)
Net change in unrealized loss from loans	(37.65)	—		(37.65)	—
Net increase (decrease) in net assets resulting from operations	0.26	(1.70)		66.72	(2.49)

Distributions of income to shareholder	(37.97)	—		(92.04)	—
Return of capital to shareholder	—	—		(36.20)	—
Contributions from shareholder	230.00	—		580.00
Net asset value, end of period	$878.33	$(2.24)		$878.33	$(2.24)

Net assets, end of period	$87,832,911	$(224,398)		$87,832,911	$(224,398)

Ratios to average net assets:

Expenses***	19.52%	1,224.10%		19.48%	8,138.48%
Net investment income (loss)***	19.80%	1,224.10%		21.05%	8,138.48%
Portfolio turnover rate	—%	—%		—%	—%
Average debt outstanding	$120,500,000	$—		$97,200,000	$—

* This is a mathematical positive value from an investment loss divided by a negative net asset value.
** Total return amounts presented above are not annualized.
***Annualized.
**** The Fund commenced investment operations on October 1, 2021. The ratios shown as of September 30, 2021 reflect the organizational costs for the formation of the Fund.

11. SUBSEQUENT EVENTS

    On October 13, 2022, the Fund entered into a new investment management agreement (the “New Agreement”), by and between the Fund and the Manager, that replaced the current investment management agreement entered into between the Fund and the Manager (the “Current Agreement”).

The Fund entered into the New Agreement in connection with the sale of all the issued and outstanding membership interests of the Manager to P10 Intermediate Holdings LLC, a Delaware limited liability company on October 13, 2022 (the “Transaction”). The closing of the Transaction constituted a change of control of the Manager which caused the Current Agreement to terminate. The terms of the New Agreement are the same as those of the Current Agreement, including the same fee rates, except for the new commencement date of October 13, 2022 and renewal dates, annual continuance approval by the Board, beginning October 13, 2024.

The Fund evaluated other subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

    The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On October 1, 2021, the Company completed its first closing of capital contributions. On the same day, the Fund made its first investment and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time, the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

The Fund elected to be treated as an RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

    The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of our portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically cost and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as investment manager for Fund IX. The Fund’s board of directors intends that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s existence automatically expires), the Fund may invest in each portfolio company in which Fund IX makes investments. Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. The Manager has exercised, and the board of directors ratified, its discretion to extend Fund IX’s investment period for two additional quarters, thereby allowing Fund IX to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of Fund IX’s investment period. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Although markets are continuing to stabilize and recover, uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, (i) the timing, extent, trajectory, and duration of the pandemic (ii) the restrictions and advisories put in place to combat the pandemic, (iii) the effects of the pandemic and measures to combat the pandemic on the financial markets, and (iv) the impact on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the impact on local economies is uncertain and the speed of economic recovery may vary across different industries both domestically and globally. The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance.

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
Results of Operations - For the Three and Nine Months Ended September 30, 2022 and 2021

Analysis of Interest Income

Total investment income for the three and nine months ended September 30, 2022 was $7.5 million and $20.1 million respectively, which primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three and nine months ended September 30, 2022.

	For the Three Months Ended September 30, 2022				For the Nine Months Ended September 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$185,029,954	$7,477,525	12.38%	3.79%	$148,088,306	$20,007,356	13.64%	4.37%
All Loans	$185,743,470	$7,477,525	12.32%	3.78%	$148,373,712	$20,007,356	13.62%	4.36%

The Fund commenced investment operations on October 1, 2021 and there were no loans outstanding as of September 30, 2021. There was no investment income for the three and nine months ended September 30, 2021 as the Fund had not commenced investment operations.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three and nine months ended September 30, 2022.

	For the Three Months Ended September 30, 2022			For the Nine Months Ended September 30, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$120,500,000	$1,605,461	5.33%	$97,200,000	$3,362,528	4.61%

The fund commenced investment operations on October 1, 2021 and there were no amounts due on the bank facility as of September 30, 2021. There were no interest expenses for the three and nine months ended September 30, 2021. Interest expense for the three and nine months ended September 30, 2022, increased due primarily to higher average debt outstanding and higher weighted average interest rates.

Analysis of Operating Expense

The following table shows the components of operating expense for the three and nine months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2022	2021 *	Change ($)	2022	2021 *	Change ($)
Organizational costs	$—	$121,236	$(121,236)	$—	$199,340	$(199,340)
Management fees	1,968,750	—	1,968,750	5,906,250	—	5,906,250
Banking and professional fees	56,895	10,815	46,080	227,425	11,199	216,226
Other operating expenses	105,897	38,462	67,435	160,472	38,462	122,010
Total Operating Expense	$2,131,542	$170,513	$1,961,029	$6,294,147	$249,001	$6,045,146
* The Fund commenced investment operations on October 1, 2021.

Organizational costs were $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. No additional organizational costs were incurred in 2022 as the Fund commenced investment operations on October 1, 2021.

Management fees for the three and nine months ended September 30, 2022 were $2.0 million and $5.9 million respectively. Management fees were calculated at an annual percentage of 1.575% of the Company's committed capital. There were no management fees for the three and nine months ended September 30, 2021 as the Fund had not commenced investment operations.

Banking and professional fees increased by less than $0.1 million and by $0.2 million respectively for the three and nine months ended September 30, 2022 compared to the same periods in 2021 during which the Fund had not commenced investment operations. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses increased by $0.1 million for both the three and nine months ended September 30, 2022 compared to the same periods in 2021 during which the Fund had not commenced investment operations. Increase in other operating expenses were primarily due to printing expenses and payment of director fees.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three and nine months ended September 30, 2022 totaled $0.3 million and $1.0 million, respectively. There were no non-recurring fees for the three and nine months ended September 30, 2021 as the Fund had not commenced investment operations.

Net investment income (loss) for the three months ended September 30, 2022 and 2021 was $3.8 million and $(0.2) million, respectively. Net investment income (loss) for the nine months ended September 30, 2022 and 2021 was $10.4 million and $(0.2) million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net change in unrealized loss from loans for the three and nine months ended September 30, 2022 were both $3.8 million. There were no unrealized gains (losses) from loans for the three and nine months ended September 30, 2021 as the Fund had not commenced investment operations. The net change in unrealized gain (loss) from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2022 and 2021 was less than $0.1 million and $(0.2) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2022 and 2021 was $0.26 and $(1.71), respectively.

Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2022 and 2021 was $6.7 million and $(0.2) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2022 and 2021 was $66.72 and $(2.49), respectively.

Liquidity and Capital Resources – September 30, 2022 and December 31, 2021

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $102.5 million and $44.5 million as of September 30, 2022 and December 31, 2021, respectively. As of both September 30, 2022 and December 31, 2021, the Company had subscriptions for capital in the amount of $500.0 million, of which $120.0 million and $50.0 million had been called and received, respectively. As of September 30, 2022, $380.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The change in cash for the nine months ended September 30, 2022 and 2021 was as follows:

	For the Nine Months Ended September 30, 2022	For the Nine Months Ended September 30, 2021	*
Net cash used in operating activities	$(136,836,478)	$—
Net cash provided by financing activities	136,250,000	—
Net decrease in cash and cash equivalents	$(586,478)	$—
* The Fund commenced investment operations on October 1, 2021.

As of September 30, 2022 and December 31, 2021, 17.16% and 43.52%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2022, $133.0 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $175.0 million for the nine months ended September 30, 2022. Net loan amounts outstanding after amortization and valuation adjustments increased by $130.4 million for the same period. Unexpired unfunded commitments totaled $101.2 million as of September 30, 2022.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2022	$257.8 million	$52.9 million	$204.9 million	$101.2 million
December 31, 2021	$82.8 million	$8.3 million	$74.5 million	$52.8 million

The unexpired unfunded commitments by portfolio company as of September 30, 2022 and December 31, 2021 are detailed in Note 9 to the financial statements included in this filing.

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

As of September 30, 2022, the Fund had a cash balance of $15.1 million and $69.6 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $380.0 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2022 the Fund’s asset coverage ratio was 166%.

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

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, available liquidity, “burn rate”, revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan, and the ability to exit via initial public offering or merger and acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At September 30, 2022, the outstanding debt balance was $133.0 million with a floating interest rate based on a daily 1- month LIBOR rate, for which the Fund had no interest protection on the entire outstanding debt balance.

Because the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2022. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates also could affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(75,361)	$665,000	$589,639
1%	$150,722	$(1,330,000)	$(1,179,278)
2%	$301,444	$(2,660,000)	$(2,358,556)
3%	$452,166	$(3,990,000)	$(3,537,834)
4%	$602,888	$(5,320,000)	$(4,717,112)
5%	$753,610	$(6,650,000)	$(5,896,390)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

10.1
Investment Management Agreement, dated October 13, 2022, by and between the Fund and Westech Investment Advisors LLC, incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2022.

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R.Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 14, 2022	Date:	November 14, 2022