Form 10-K
period 2022-12-31
WTI Fund X, Inc.
filed 2023-03-15
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Securities Registered Pursuant to Section 12(g) of the Act: Common stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). [ ]
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2023, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 17, 2023	III

PART I.
ITEM 1.    BUSINESS
Introduction.

WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction. The Fund is a wholly-owned subsidiary of WTI Fund X, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund elected to be treated for federal income tax purposes, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”). Prior to commencing investment operations on October 1, 2021, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value (“Shares”) to the Company in October 2020, and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was required by the California Commissioner of Corporations in order for the Fund to apply for a finance lender's license, which was issued to the Fund on April 5, 2021.
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

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s Board of Directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2022, the percentage of non-qualifying investments in the Fund was 19.4%.
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

Diversification Standards. The Fund is classified as a “non-diversified,” closed-end investment company under the 1940 Act. However, the Fund seeks to qualify as a RIC, and therefore, must meet diversification standards under the Code.

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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e. funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2022, the Fund made Special Situation Financings of 1.1% of total commitments.
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
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman	58	Chairman of the Fund since 2022. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors from 2011 to 2015 and served in various other positions with Westech Investment Advisors since 2001. Mr. Werdegar served as a Director of the Fund from 2021 to 2022 and is also a member of the Board of Directors, and Chairman, of Venture Lending & Leasing VIII, Inc. (“Fund VIII”) and Venture Lending & Leasing IX, Inc. (“Fund IX”).
David R. Wanek, President, Chief Executive Officer, Director	50
Chief Executive Officer of the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2021. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors since 2022 and held other positions with Westech Investment Advisors since 2001. Mr. Wanek has served as a Director of the Fund since 2021. Mr. Wanek is the President and CEO of Fund VIII and Fund IX.

Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	45	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors since 2021. Prior to joining Westech, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte’s Northwest region Asset Management practice for the audit function.
Rodolfo Ruano, Vice President, Assistant Secretary	55	Vice President and Assistant Secretary for the Fund since 2021. Mr. Ruano has held the position of Vice President of Westech Investment Advisors since 2021. Investment Partner for Westech Investment Advisors since 2011.
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
ITEM 1A.   RISK FACTORS
GENERAL

Reliance on Management. The Fund will be wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in Special Situation Financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager will have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, there can be no assurance that any officer will remain associated with the Manager or that, if an officer ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
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
The Fund has a secured, syndicated loan facility with a borrowing availability of $250.0 million and the outstanding balance under the facility as of December 31, 2022 was $165.5 million.
The use of leverage increases investment risk. The Fund’s use of leverage is premised upon the expectation that the Fund’s all-in borrowing costs would be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated.
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
Tax Status The Fund must meet a number of requirements, including those described herein under the caption “Diversification Standards” and in Note 8 to the financial statements included in this filing, to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.
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

Brexit Risk. The risk of investing in portfolio companies based out of or related to Europe may be heightened due to the United Kingdom (“UK”) formally leaving the European Union (“EU”) on January 31, 2020, an event commonly referred to as “Brexit.”

The UK and the EU have entered into a trade and cooperation agreement (the “Trade Agreement”) governing certain aspects of their relationship. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. However, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before Brexit.

Brexit has created legal and tax uncertainty, which may last for years to come, and could lead to potentially divergent national laws and regulations. While it is not possible to determine the precise impact that Brexit, including the implementation of the Trade Agreement or any future agreement between UK and the EU, may have on the Fund at this time and beyond, the impact on the UK and European economies and the broader global economy could be significant, including increased volatility and illiquidity, and potentially lower economic growth, on markets in the UK, Europe and globally, thereby adversely affecting the value of the Fund’s investments. In addition, if other countries were to exit the EU or abandon the use of the euro as a currency, the value of investments tied to those countries or the euro could decline significantly and unpredictably.

Climate Change, Natural Disaster, and Public Health Crises Risk. Climate change and related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Extreme weather patterns or natural disasters, such as hurricanes, floods and earthquakes, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Additionally, public health crises, such as the COVID-19 pandemic, could result in travel restrictions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Coronavirus (“COVID-19”). The COVID-19 pandemic has caused significant disruption in the international and U.S. economies and financial markets. The spread of COVID-19 has caused reduction in business activity, financial transactions, labor shortages, supply chain interruptions and overall economic and financial instability. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including, but not limited to the duration and resurgences of the outbreak, the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments and the speed and strength of an economic recovery.

The full extent of the impact of the COVID-19 pandemic on the Fund’s portfolio companies’ business operations and results of operations is unknown at this time and will depend on many factors outside of the Fund’s control, including, without limitations, the timing, extent, trajectory and duration of the pandemic.

LIBOR Phase-Out Risk. Many financial instruments, including the Fund’s credit facility and certain of its debt investments, utilize or are permitted to utilize a floating interest rate based on the London Interbank Offered Rate, or “LIBOR,” which is the offered rate for short-term Eurodollar deposits between major international banks. On July 27, 2017, the head of the UK’s Financial Conduct Authority (“FCA”) announced its intention to phase out the use of LIBOR by the end of 2021. On May 3, 2021, the FCA made an announcement on the end of LIBOR and confirmed that immediately after December 31, 2021, LIBOR for the following settings will cease; in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month US dollar settings. Further, immediately after June 30, 2023, LIBOR in the case of the remaining US dollar settings will cease. The Fund currently utilizes LIBOR reference rates of 1-Month and 3-Months based on contractual terms of the Fund’s debt facility, which we anticipate will continue to be actively quoted through June 30, 2023. Due to the limited use of LIBOR as a reference rate in the Fund’s business operations, Management believes the impact from the change to an alternative reference rate on the Fund’s results of operations, would potentially be limited to interest expense related to its borrowings under the Fund’s debt facility. There is uncertainty regarding what interest rate benchmark(s) will replace LIBOR in the debt capital markets, and the effect of a transition away from LIBOR on the Fund cannot yet be fully determined. Management continues to evaluate the Fund’s LIBOR exposure risks, including but not limited to the potential impact on the cost of credit, the Fund’s holdings, and the extent to which the Fund’s debt investment instruments allow for the utilization of alternative rate(s) in the absence of LIBOR.
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
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2022, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
Accounting and Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, less information may be available to investors.

Credit Risks. Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, among other factors. Additionally, these Companies typically retain their cash for operations within one or more bank accounts. These accounts may hold cash in excess of the Federal Deposit Insurance Corporation’s (“FDIC”) limit of $250,000. As a result, they are subject to concentration risk and liquidity risk associated with the underlying custodial banks with whom their deposits of cash and cash equivalents in excess of the FDIC limits are held. If access to these accounts is delayed or suspended indefinitely, it could have a material adverse impact on the company’s ability to meet its financial obligations required for operations. This could affect the Fund’s ability to be paid back on its outstanding commitments and result in a reduction to capital available to borrow within the Fund's underlying credit facilities. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or a small group of persons whose death, disability, resignation or other form of departure would adversely affect the company.
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

Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and has signaled an intent to continue raising rates in 2023. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility and the impacts of COVID-19, could cause interest rates to be volatile, which may negatively impact the Fund’s ability to access the debt markets and capital markets on favorable terms.
Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. market place is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.
Inflation. Certain of the Fund’s portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Fund’s loans, particularly in light of Federal Reserve actions in response to inflation. In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future realized or unrealized losses and therefore reduce the Fund’s net assets resulting from operations.
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
Special Risk Considerations Relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors, in addition to the effects of public health crises, such as the response to the outbreak of coronavirus emanating from China. See the discussion herein under the caption “Climate Change, Natural Disaster and Public Health Crises Risk.” The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular, geopolitical risk and the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it.
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
Non-Diversified Status. The Fund is classified as a “non-diversified” investment company under the 1940 Act, but the Fund may, from time to time, act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act. The Fund elected to be treated as a RIC under the Code and operates in a manner to qualify for the tax treatment applicable to RICs, including the diversification requirement. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.
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
CONFLICTS OF INTEREST

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”). The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX will be dissolved), the Fund may invest in each portfolio company in which Fund IX invests. Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective fund boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund

IX, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. After December 31, 2025, the Fund will no longer be permitted to enter into new commitments to borrowers; however, the Fund will be permitted to fund existing commitments, in which Fund IX may also be invested. The Manager has exercised, and the board of directors ratified, its discretion to extend Fund IX’s investment period for two additional quarters, thereby allowing Fund IX to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of Fund IX’s investment period. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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

Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors, and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record. In accordance with Rule 2a-5 under the 1940 Act, the Manager has been designated as the valuation designee within the meaning of the rule. The rule requires the Manager to periodically assess any material risks associated with the determination of the fair value of the Fund’s assets (“valuation risks”), including material conflicts of interest, and managing those identified valuation risks. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon the Manager and its delegates for valuing the assets.

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
Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are generally the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for services, the disinterested directors will receive an annual fee of $30,000 (plus $1,000 per meeting attended in person and an additional $10,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $15,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. While courts have generally held that the receipt of reasonable and customary directors’ fees and benefits does not alter the status of a director as disinterested, the payment of such fees may impact the objectivity of the disinterested directors and the advisory board members on behalf of the members.

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
The number of holders of record of the Fund’s common stock at March 15, 2023 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2022, the Fund had distributed $38.3 million to date to its sole shareholder.
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
The Fund elected to be treated as a RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income it distributes to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments. The Fund generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

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
COVID-19, the Ukraine War and the Impact of Worldwide Inflation on Results of Operations and Liquidity & Capital Resources

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

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflict in Ukraine have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events to the Fund's liquidity and capital resources.

The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the underlying business and its ability to maintain operations in the current economic environment.

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

Results of Operations – For the Years Ended December 31, 2022, 2021 and the Period Ended December 31, 2020

For the most recent discussion on the results of operations for the period ending December 31, 2020, refer to the management discussion and analysis on the prior period annual report, Form 10-K, filed on March 14, 2022.

The Fund commenced investment operations on October 1, 2021, and is the primary reason for the material increases in both investment income and expenses in 2022 compared to the same period in 2021.

Analysis of Interest Income

Total investment income for the years ended December 31, 2022 and 2021, was $30.6 million and $1.5 million, respectively, which primarily consisted of interest on venture loans outstanding. The remaining income consisted of interest and dividends on the temporary investment of cash. Increase in interest income on venture loans outstanding is a reflection of the increased volume of loans originated, average outstanding balance of the loans, and the weighted average interest rate on the loans.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the years ended December 31, 2022, and 2021.

	For the Year Ended December 31, 2022				For the Year Ended December 31, 2021
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$170,200,975	$30,390,347	13.73%	4.13%	$37,160,573	$1,455,427	11.39%	4.28%
All Loans	$170,853,940	$30,390,347	13.68%	4.11%	$37,160,573	$1,455,427	11.39%	4.28%
Interest income for both performing and all loans increased by $28.9 million for the year ended December 31, 2022 compared to the same period in 2021. The increase is primarily due to increased growth in the loan portfolio. The average outstanding for performing and all loans increased by $133.0 million and $133.7 million respectively, for the years ended December 31, 2022 compared to the same period in 2021.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the years ended December 31, 2022, and 2021.

	For the Year Ended December 31, 2022			For the Year Ended December 31, 2021
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	111,269,231	$5,742,704	5.16%	$22,250,000	$280,763	5.05%

Interest expense increased by $5.5 million for the year ended December 31, 2022 compared to the same period in 2021. The increase was due primarily to higher average debt outstanding and higher weighted average interest rates.

Analysis of Operating Expense

The following table shows the components of operating expense for the years ended December 31, 2022 and 2021.

	For the Year Ended	For the Year Ended	Change
	December 31, 2022	December 31, 2021	($)
Organizational costs	$—	$259,777	$(259,777)
Management fees	7,906,250	1,968,750	5,937,500
Banking and professional fees	288,956	86,702	202,254
Other operating expenses	198,849	102,407	96,442
Total Operating Expense	$8,394,055	$2,417,636	$5,976,419
For the period from October 1, 2021, through December 31, 2021, management fees were calculated at 1.575% of the Company's committed capital. Management fees were calculated at 1.575% of the Company’s committed capital from January 1, 2022, through September 30, 2022. For the period from October 1, 2022, through December 31, 2022, management fees were calculated at 1.600% of the Company's committed capital.

Banking and professional fees included legal fees, tax preparation fees and other consulting and professional fees. The increase of $0.2 million, or 233%, was due to increased legal and audit fees.

Other operating expense included director fees, custody fees, taxes and other expenses related to the operations of the Fund. Increase in other operating expenses were primarily due to regulatory filing software expenses and payment of director fees.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the years ended December 31, 2022 and 2021 totaled $1.2 million and $0.5 million, respectively.

Net investment income (loss) for the years ended December 31, 2022 and 2021 was $16.4 million and $(1.2) million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized gains (losses) from loans for the years ended December 2022 and 2021 were both $0.

Net change in unrealized loss from loans for the years ended December 31, 2022 and 2021 was $5.6 million and $0, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans resulting from deterioration in certain portfolio companies' performance.

Net increase (decrease) in net assets resulting from operations for the years ended December 31, 2022 and 2021 was $10.8 million and $(1.2) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the years ended December 31, 2022 and 2021 was $108.03 and $(12.42), respectively.

Liquidity and Capital Resources -- December 31, 2022 and 2021

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $142.5 million and $44.5 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had subscriptions for capital in the amount of $500.0 million, of which $160.0 million and $50.0 million had been called and received. As of December 31, 2022, $340.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $9.8 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the years ended December 31, 2022 and 2021 was as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Net cash used in operating activities	$(201,391,775)	$(81,440,638)
Net cash provided by financing activities	195,250,000	97,074,323
Net increase (decrease) in cash and cash equivalents	$(6,141,775)	$15,633,685

As of December 31, 2022 and 2021, 8.37% and 43.52%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”) and (iii) the Manager's right to receive management fees from the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of December 31, 2022, $165.5 million was outstanding under the facility.

For the year ended December 31, 2022 and since the start of its investment operations in October 2021, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $254.0 million and $82.8 million for the years ended December 31, 2022 and 2021 respectively. Net loan amounts outstanding after amortization and valuation adjustments increased by $194.0 million for the year ended December 31, 2022 compared to the same period in 2021. Unexpired unfunded commitments totaled $88.8 million and $52.8 million as of December 31, 2022 and 2021, respectively.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2022	$336.8 million	$68.3 million	$268.5 million	$88.8 million
December 31, 2021	$82.8 million	$8.3 million	$74.5 million	$52.8 million

The unexpired unfunded commitments by portfolio company as of December 31, 2022 and 2021 are detailed in Note 9 to the financial statements included in this filing.

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

As of December 31, 2022, the Fund had a cash balance of $9.5 million and $93.0 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $340.0 million and recallable capital of $9.8 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2022, the Fund’s asset coverage ratio was 168%.
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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2022, the outstanding debt balance was $165.5 million with a floating interest rate based on a daily 1-month LIBOR rate, for which the Fund had no interest protection on the entire outstanding debt balance.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2022. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2022, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Interest and Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(47,585)	$827,500	$779,915
1%	$95,169	$(1,655,000)	$(1,559,831)
2%	$190,338	$(3,310,000)	$(3,119,662)
3%	$285,507	$(4,965,000)	$(4,679,493)
4%	$380,676	$(6,620,000)	$(6,239,324)
5%	$475,846	$(8,275,000)	$(7,799,154)

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm issued by Deloitte & Touche LLP (PCAOB ID No.34), are included elsewhere in this Annual Report on Form 10-K.

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
Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2022.
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

Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Effective October 13, 2022, the Board of Directors of the Fund accepted the resignation of Maurice Werdegar to comply with the requirements of Rule 15(f) under the 1940 Act, following the closing of the acquisition by P10 Intermediate Holdings, LLC of all of the issued and outstanding equity interests in the Manager. Mr. Werdegar's decision to resign from the Board of Directors of the Fund was not a result of any dispute or disagreement with the Fund on any matter relating to its operations, policies or practices.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Form 10-K.
The information required by this item concerning the directors of the Fund, the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 17, 2023 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
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
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information about aggregate fees billed to the Fund by the Fund’s principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in the Fund’s Proxy Statement under the caption: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2022 and 2021
Statements of Operations for the years ended December 31, 2022, 2021 and period ended December 31, 2020
Statements of Changes in Net Assets for the years ended December 31, 2022, 2021 and period ended December 31, 2020
Statements of Cash Flows for the years ended December 31, 2022, 2021 and period ended December 31, 2020
Schedules of Investments as of December 31, 2022 and 2021
Notes to Financial Statements
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

4.2
Description of the Registrant’s securities registered pursuant to Section 12(G) of the Securities and Exchange Act of 1934 incorporated by reference to Exhibit 4.2 to the Fund's Form 10-K filed with the Securities and Exchange Commission on March 14, 2022.

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

10.5
Letter, dated August 15, 2021, from U.S. Bank National Association (“US Bank”), acknowledging assumption of custodial duties and transfer of custody agreements from MUFG Union Bank, N.A. (Exhibit 10.3 to this 10-K) to US Bank by operation of law pursuant to Depository Corporation Sale, Merger, and Conversion Law, CA Fin Code § 4800 (2016), effective March 15, 2021, incorporated by reference to Exhibit 10.5 to the Fund's 10-K filed with the Securities and Exchange Commission on March 14, 2022.

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
WTI Fund X, INC.
(Registrant)

By:	/S/David R.Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 15, 2023		Date:	March 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman	March 15, 2023
Maurice C. Werdegar

By:	/S/ David R. Wanek	President, CEO & Director	March 15, 2023
David R. Wanek

By:	/S/ Spiro Constantine Lazarakis	Director	March 15, 2023
Spiro Constantine Lazarakis

By:	/S/ William Russell Miller	Director	March 15, 2023
William Russell Miller

By:	/S/ Georganne Perkins	Director	March 15, 2023
Georganne Perkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of WTI Fund X, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of WTI Fund X, Inc. (the "Fund"), the schedule of investments as of December 31, 2022 and 2021, the related statements of operations, changes in net assets, and cash flows, and the financial highlights for the two years then ended and the period from October 19, 2020 (date of incorporation) through December 31, 2020, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows and the financial highlights for the two years then ended and the period from October 19, 2020 (date of incorporation) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2022, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2022, the Fund has nonmarketable investments in loans of $268.5 million. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

Certain nonmarketable investments in loans held by the Fund have exhibited indicators of credit deterioration subsequent to the initial funding date. The valuation of these loans had an elevated risk profile because the estimates of fair value involve a higher degree of management judgment and uncertainty associated with the expectation of timing and amount of future cash flows under various cash flow scenarios. The valuation of these loans required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists who possess significant valuation expertise, to evaluate the appropriateness of the model and methodology.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of loans exhibiting indicators of potential credit deterioration and the unobservable inputs used by management to estimate the fair value of the loans with credit deterioration included the following, among others:

•We tested loan payments throughout the year and subsequent to year end to identify inconsistent payments or missed payments which could indicate a potential credit risk.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation techniques used by management to estimate fair value.

•We tested and evaluated the appropriateness of the unobservable inputs by comparing them to external sources, including financial information provided by the borrower, and those used by management in the prior year.

/s/ Deloitte & Touche LLP

March 15, 2023
San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

WTI FUND X, INC.
Statements of Assets and Liabilities
As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
ASSETS:
Loans, at estimated fair value
(cost of $274,140,378 and $74,498,626 respectively)	$268,498,972	$74,498,626
Cash and cash equivalents	9,516,910	15,658,685
Dividend and interest receivables	3,500,011	970,099
Other assets	1,931,249	1,934,918
Total assets	283,447,142	93,062,328

LIABILITIES:
Borrowings under debt facility	$165,500,000	$54,500,000
Accrued management fees	2,000,000	1,968,750
Accounts payable and other accrued liabilities	2,216,344	609,017
Total liabilities	169,716,344	57,077,767

NET ASSETS:	$113,730,798	$35,984,561

Analysis of Net Assets:

Net capital paid in on membership interests:	$142,500,000	$44,500,000
Cumulative return of capital distributions	(21,884,926)	(7,272,569)
Total distributable losses	(6,884,276)	(1,242,870)
Net assets (equivalent to $1,137.31 and $359.85 per share based on 100,000 shares of capital stock outstanding - See Note 5 and 10)	$113,730,798	$35,984,561

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$88,825,000	$52,838,732

See notes to financial statements.

WTI FUND X, INC.
Statements of Operations
For the Years Ended December 31, 2022, 2021 and the Period Ended December 31, 2020

	For the Year	For the Year	For the Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020 *
INVESTMENT INCOME:
Interest on loans	$30,390,347	$1,455,427	$—
Other interest and other income	190,437	499	—
Total investment income	30,580,784	1,455,926	—

EXPENSES:
Management fees	7,906,250	1,968,750	—
Organizational costs	—	259,777	397
Interest expense	5,742,704	280,763	—
Banking and professional fees	288,956	86,702	—
Other operating expenses	198,849	102,407	—
Total expenses	14,136,759	2,698,399	397
Net investment income (loss)	16,444,025	(1,242,473)	(397)

Net change in unrealized loss from loans	(5,641,406)	—	—
Net increase (decrease) in net assets resulting from operations	$10,802,619	$(1,242,473)	$(397)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$108.03	$(12.42)	$—
Weighted average shares outstanding	100,000	100,000	100,000

*From October 19, 2020, date of incorporation, through December 31, 2020 the Fund had not commenced investment operations.

See notes to financial statements.

WTI FUND X, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2022, 2021 and Period Ended December 31, 2020

	Common stock
	Shares	Par value	Additional paid-in capital	Return of capital distributions	Total distributable losses	Net Assets
Balance at October 19, 2020 (Date of Incorporation) *	—	$—	$—	$—	$—	$—
Net decrease in net assets resulting from operations	—	—	—	—	(397)	(397)
Contributions from shareholder	100,000	100	24,900	—	—	25,000

Balance at December 31, 2020	100,000	$100	$24,900	$—	$(397)	$24,603

Net decrease in net assets resulting from operations	—	—	—	—	(1,242,473)	(1,242,473)
Contributions by shareholder	—	—	44,475,000	—	—	44,475,000
Return of capital to shareholder	—	—	—	(7,272,569)	—	(7,272,569)

Balance at December 31, 2021	100,000	$100	$44,499,900	$(7,272,569)	$(1,242,870)	$35,984,561

Net increase in net assets resulting from operations	—	—	—	—	10,802,619	10,802,619
Contributions by shareholder	—	—	98,000,000	—	—	98,000,000
Distributions of income to shareholder	—	—	—	—	(16,444,025)	(16,444,025)
Return of capital to shareholder	—	—	—	(14,612,357)	—	(14,612,357)

Balance at December 31, 2022	100,000	$100	$142,499,900	$(21,884,926)	$(6,884,276)	$113,730,798
*From October 19, 2020, date of incorporation, through December 31, 2020 the Fund had not commenced investment operations.

See notes to financial statements.

WTI FUND X, INC.
Statements of Cash Flows
For Years Ended December 31, 2022, 2021 and Period Ended December 31, 2020

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2022	December 31, 2021	December 31, 2020*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$10,802,619	$(1,242,473)	$(397)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized loss from loans	5,641,406	—
Amortization of deferred costs related to debt facility expenses	430,409	70,363	—
Origination of loans	(254,044,145)	(82,761,269)	—
Principal payments on loans, net of accretion	54,109,298	8,262,643	—
Acquisition of equity securities	(17,263,287)	(7,272,569)	—
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(2,529,912)	(970,099)	—
Net increase in other assets	(176,740)	(104,604)	—
Net increase in accounts payable, other accrued liabilities, and accrued management fees	1,638,577	2,577,370	397
Net cash used in operating activities	(201,391,775)	(81,440,638)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(13,500,000)	—
Contributions from shareholder	98,000,000	44,475,000	25,000
Borrowings under debt facility	199,000,000	54,500,000	—
Repayments of borrowings under debt facility	(88,000,000)	—	—
Payments of debt facility fees and costs	(250,000)	(1,900,677)	—
Net cash provided by financing activities	195,250,000	97,074,323	25,000
Net increase (decrease) in cash and cash equivalents	(6,141,775)	15,633,685	25,000

CASH AND CASH EQUIVALENTS:
Beginning of year/period	15,658,685	25,000	—
End of year/period	$9,516,910	$15,658,685	$25,000

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR/PERIOD:
Interest - Debt facility	$4,620,153	$9,521	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$17,556,382	$7,272,569	$—
Receipt of equity securities as repayment of loans	$293,095	$—	$—
*From October 19, 2020, date of incorporation, through December 31, 2020 the Fund had not commenced investment operations.

See notes to financial statements.

WTI FUND X, INC.

Schedule of Investments

As of December 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Quartzy, Inc.		Senior Secured	11.0%		$1,237,779	$1,166,087	$1,166,087	5/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,237,478	895,384	895,384	2/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,126	1,175,663	1,175,663	8/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,420	1,171,480	1,171,480	10/1/2026
	Quartzy, Inc. Subtotal					4,951,803	4,408,614	4,408,614
	Ukko Inc. ** ^		Senior Secured	11.5%		3,500,000	3,255,446	3,255,446	5/1/2026
Biotechnology Total		6.8%				$8,451,803	$7,664,060	$7,664,060

Computers & Storage
	Proto, Inc.		Senior Secured	12.8%		$1,375,000	$1,374,999	$1,374,999	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		1,375,000	1,273,898	1,273,898	10/1/2025
	Proto, Inc. Subtotal					2,750,000	2,648,897	2,648,897
Computers & Storage Total		2.3%				$2,750,000	$2,648,897	$2,648,897

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$300,000	196,815	$196,815	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		200,000	199,989	199,989	7/1/2025
	Ainsly, Inc. ** ^ Subtotal					500,000	396,804	396,804
	D2C Store, Inc.		Senior Secured	10.0%		2,500,000	2,227,117	2,227,117	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	6,976,522	6,976,522	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,512	472,195	472,195	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,724	494,724	494,724	6/1/2025
	OneLocal, Inc. ** ^ Subtotal					989,236	966,919	966,919
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,234,828	11,234,828	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,484,485	1,458,080	1,458,080	9/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,484,187	1,345,616	1,345,616	7/1/2025
	RenoFi, Inc. Subtotal					2,968,672	2,803,696	2,803,696
	RetailerX, Inc.		Senior Secured	11.0%		990,481	968,946	968,946	4/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		990,089	971,291	971,291	1/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		1,979,965	1,873,685	1,873,685	11/1/2025
	RetailerX, Inc. Subtotal					3,960,535	3,813,922	3,813,922
Internet Total		25.0%				$30,918,443	$28,419,808	$28,419,808

Medical Devices
	Serpex Medical Inc.		Senior Secured	11.0%		$750,000	$721,020	$721,020	11/1/2025
Medical Devices Total		0.6%				$750,000	$721,020	$721,020

Other Healthcare
	Grayce, Inc.		Senior Secured	14.0%		$750,000	$690,595	$690,595	2/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	HumanAPI, Inc.		Senior Secured	11.8%		2,500,000	2,342,812	2,342,812	8/1/2025
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	919,339	919,339	9/1/2025
	KBS, Inc.		Senior Secured	14.0%		250,000	218,018	218,018	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,428,639	1,428,639	12/1/2025
	Open Inc.		Senior Secured	13.5%		500,000	462,685	462,685	3/1/2026
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		1,000,000	942,838	942,838	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	213,070	213,070	5/1/2026
Other Healthcare Total		6.3%				$7,750,000	$7,217,996	$7,217,996

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$625,000	$573,721	$573,721	1/1/2026
	AL Services ** ^		Senior Secured	12.5%		494,570	439,877	439,877	7/1/2025
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,351,813	1,351,813	1/1/2026
	Bankroll Club, LLC		Senior Secured	13.3%		1,000,000	849,655	849,655	1/1/2026
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		942,953	925,476	925,476	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		1,885,802	1,772,774	1,772,774	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		943,312	924,247	924,247	10/1/2025
	Beekeeper's Naturals, Inc ** ^ Subtotal					3,772,067	3,622,497	3,622,497
	Bryte, Inc.		Senior Secured	10.0%		2,330,512	2,225,943	2,225,943	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,863,377	1,757,413	1,757,413	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,732,319	1,683,957	1,683,957	4/1/2026
	Ceres Imaging, Inc. Subtotal					3,595,696	3,441,370	3,441,370
	Chairman Me, Inc.		Senior Secured	12.0%		677,289	638,966	100,573	3/1/2025
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,562,948	3,562,948	1/1/2026
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,668,490	3,668,490	7/1/2026
	Copia Global Inc. ** ^ Subtotal					7,500,000	7,231,438	7,231,438
	CornerUp, Inc.		Senior Secured	15.0%		250,000	195,438	195,438	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	242,058	242,058	4/1/2026
	CornerUp, Inc. Subtotal					500,000	437,496	437,496
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	700,244	700,244	12/1/2025
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	243,708	243,708	3/1/2026
	Creoate Limited ** ^ Subtotal					1,000,000	943,952	943,952
	Daybase, Inc.		Senior Secured	11.0%		1,250,000	1,170,577	548,184	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,419,705	2,419,705	12/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,208,354	2,208,354	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,401,465	2,401,465	5/1/2026
	EasyKnock, Inc. Subtotal					7,500,000	7,029,524	7,029,524
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,474,224	2,398,209	2,398,209	8/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,330,427	2,138,280	2,138,280	4/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					4,804,651	4,536,489	4,536,489
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,471	364,471	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	212,293	212,293	2/1/2026
	Fanimal, Inc. Subtotal					625,000	576,764	576,764

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Heading Health Inc.		Senior Secured	13.5%		750,000	646,431	394,852	2/1/2026
	Heading Health Inc.		Senior Secured	12.5%		407,644	374,703	228,875	12/1/2024
	Heading Health Inc. Subtotal					1,157,644	1,021,134	623,727
	Hint, Inc.		Senior Secured	12.0%		7,416,998	6,314,514	6,314,514	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		1,000,000	890,813	890,813	12/1/2025
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,832,916	2,832,916	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,500,000	2,386,311	2,386,311	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,169,182	2,105,686	2,105,686	9/1/2024
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,351,073	1,351,073	12/1/2025
	Kinoo, Inc.		Senior Secured	11.5%		843,595	807,624	807,624	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,440,513	1,358,490	1,358,490	5/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,473,956	2,422,050	2,422,050	1/1/2026
	Lacuna Technologies, Inc. Subtotal					3,914,469	3,780,540	3,780,540
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,863,125	1,863,125	3/1/2026
	Literati, Inc.		Senior Secured	11.3%		4,949,071	4,677,972	4,677,972	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		2,475,323	2,430,878	2,430,878	9/1/2025
	Literati, Inc. Subtotal					7,424,394	7,108,850	7,108,850
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	397,719	397,719	12/1/2025
	Maker Wine Company		Senior Secured	11.8%		436,797	419,677	419,677	2/1/2025
	Markai, Inc.		Senior Secured	12.5%		1,013,498	967,346	967,346	1/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		8,149,032	7,883,901	7,883,901	12/1/2024
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,377,534	1,377,534	9/1/2025
	Ocho Holdings Co.		Senior Secured	11.3%		406,912	400,736	400,736	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		406,735	388,544	388,544	12/1/2024
	Ocho Holdings Co. Subtotal					813,647	789,280	789,280
	Plant Prefab, Inc.		Senior Secured	12.4%		1,500,000	1,378,411	1,378,411	12/1/2025
	PlantBaby, inc.		Senior Secured	13.8%		125,000	104,878	104,878	1/1/2026
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,177	121,177	10/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		242,794	222,830	222,830	5/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,698	121,698	7/1/2025
	PlantBaby, inc. Subtotal					617,794	570,583	570,583
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,559,118	4,559,118	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,891,547	4,891,547	3/1/2026
	Platform Science, Inc. Subtotal					10,000,000	9,450,665	9,450,665
	Reali Inc.		Senior Secured	12.5%		3,680,288	2,725,123	111,365	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	953,319	953,319	11/1/2025
	Romaine Empire, Inc.		Senior Secured	13.5%		2,955,000	2,880,629	2,880,629	12/1/2026
	Romaine Empire, Inc.		Senior Secured	12.0%		2,969,338	2,685,839	2,685,839	12/1/2026
	Romaine Empire, Inc. Subtotal					5,924,338	5,566,468	5,566,468
	Scripta Insights, Inc.		Senior Secured	12.0%		466,116	457,374	457,374	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		1,863,640	1,790,465	1,790,465	4/1/2025
	Scripta Insights, Inc. Subtotal					2,329,756	2,247,839	2,247,839
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	943,143	943,143	4/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,869,114	1,869,114	7/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

	TheSquareFoot, Inc.		Senior Secured	14.3%		300,000	244,797	70,518	2/1/2026
	TheSquareFoot, Inc.		Senior Secured	12.8%		250,000	138,378	39,862	12/1/2025
	TheSquareFoot, Inc. Subtotal					550,000	383,175	110,380
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,430,281	1,430,281	8/1/2025
	TLNT Inc.		Senior Secured	14.3%		375,000	324,556	324,556	4/1/2026
	TLNT Inc.		Senior Secured	14.8%		125,000	121,302	121,302	4/1/2026
	TLNT Inc. Subtotal					500,000	445,858	445,858
	TomoCredit, Inc.		Senior Secured	11.5%		1,484,000	1,484,000	1,484,000	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,483,793	1,395,567	1,395,567	6/1/2025
	TomoCredit, Inc. Subtotal					2,967,793	2,879,567	2,879,567
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,769,605	4,769,605	4/1/2026
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	483,684	483,684	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		699,306	681,592	681,592	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,165,344	1,086,700	1,086,700	4/1/2025
	Wellth, Inc. Subtotal					1,864,650	1,768,292	1,768,292
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	226,764	226,764	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	249,997	249,997	7/1/2025
	Zeno Technologies, Inc. Subtotal					500,000	476,761	476,761
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,836,685	5,836,685	1/1/2026
Other Technology Total		103.0%				130,198,660	121,546,698	117,101,952

Security
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,992,417	1,992,417	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,829,889	1,829,889	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,822,306	3,822,306
	Lassen Peak, Inc.		Senior Secured	11.0%		258,755	248,385	248,385	8/1/2024
Security Total		3.6%				$4,258,755	$4,070,691	$4,070,691

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,936,624	$5,666,400	$5,666,400	9/1/2025
Semiconductors & Equipment Total		5.0%				$5,936,624	$5,666,400	$5,666,400

Software
	Actual Systems, Inc.		Senior Secured	12.0%		$989,381	$920,800	$920,800	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		3,841,267	3,652,301	3,652,301	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		1,266,831	1,190,183	1,190,183	1/1/2025
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,385,567	1,385,567	2/1/2026
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		2,471,984	2,385,279	2,385,279	6/1/2025
	Breakout Commerce, Inc.		Senior Secured	11.5%		2,473,289	2,351,650	2,351,650	6/1/2025
	Canopy Technology Corp.		Senior Secured	13.5%		1,500,000	1,389,140	1,389,140	11/1/2025
	Chowbus, Inc.		Senior Secured	12.0%		4,113,695	3,620,527	3,620,527	3/1/2025
	Clarified Inc.		Senior Secured	12.0%		728,381	672,611	672,611	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	498,014	498,014	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,401,177	1,401,177	7/1/2026
	Common Sun, Inc Subtotal					2,000,000	1,899,191	1,899,191

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Eskalera, Inc.		Senior Secured	12.0%		1,484,374	1,390,192	1,390,192	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	490,717	490,717	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	489,268	489,268	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	446,957	446,957	12/1/2025
	Form Remodel, Inc. Subtotal					1,500,000	1,426,942	1,426,942
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	909,297	909,297	6/1/2026
	Gladly Software, Inc.		Senior Secured	11.5%		14,838,778	14,183,543	14,183,543	8/1/2025
	Gladly Software, Inc.		Senior Secured	11.5%		9,896,565	9,722,676	9,722,676	12/1/2025
	Gladly Software, Inc. Subtotal					24,735,343	23,906,219	23,906,219
	Grokker, Inc.		Senior Secured	11.5%		500,000	481,822	481,822	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	499,542	499,542	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	458,276	458,276	1/1/2026
	HaystacksAI, Inc. Subtotal					1,000,000	957,818	957,818
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	541,825	541,825	5/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	499,992	499,992	1/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	460,087	460,087	1/1/2026
	Journey Builders, Inc. Subtotal					1,000,000	960,079	960,079
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,613,376	6,613,376	10/1/2026
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,627,695	1,556,984	1,556,984	12/1/2024
	NopSec Inc.		Senior Secured	12.0%		1,392,941	1,344,673	1,344,673	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	490,615	490,615	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	472,319	472,319	10/1/2025
	Ocurate, Inc. Subtotal					1,000,000	962,934	962,934
	Overalls, Inc.		Senior Secured	13.5%		500,000	450,282	450,282	4/1/2026
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	468,276	468,276	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	153,702	153,702	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,295,466	1,295,466	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,917,444	1,917,444
	Sonatus, Inc		Senior Secured	12.5%		4,074,357	3,861,479	3,861,479	12/1/2024
	Sonatus, Inc		Senior Secured	12.5%		4,942,707	4,662,090	4,662,090	12/1/2025
	Sonatus, Inc Subtotal					9,017,064	8,523,569	8,523,569
	StayTuned Digital, Inc.		Senior Secured	12.0%		266,300	264,747	264,747	10/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		865,654	864,555	864,555	8/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,310,443	1,304,538	1,304,538	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,732,432	1,720,017	1,720,017	2/1/2026
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,904	98,395	98,395	6/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		241,605	215,760	215,760	1/1/2025
	StayTuned Digital, Inc. Subtotal					4,515,338	4,468,012	4,468,012
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	714,536	714,536	12/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		840,485	785,510	785,510	5/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,885	846,312	846,312	10/1/2025
	UCM Digital Health, Inc. Subtotal					1,706,370	1,631,822	1,631,822
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,334,142	1,334,142	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,262,090	1,262,090	6/1/2026
	Vesta Housing, Inc. Subtotal					2,750,000	2,596,232	2,596,232
	WorkRails, Inc.		Senior Secured	12.0%		455,117	424,341	60,837	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Software Total		71.1%				$85,444,070	$81,245,648	$80,882,144

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$1,882,439	$872,280	$872,280	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,330,963	2,203,387	2,203,387	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,333	2,401,673	2,401,673	8/1/2025
	iLearningEngines Inc. Subtotal					6,688,735	5,477,340	5,477,340
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,948,064	4,644,823	4,644,823	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,418,325	2,585,169	5/1/2025
Technology Services Total		11.2%				$15,305,859	$13,540,488	$12,707,332

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,500,000	$1,398,672	$1,398,672	7/1/2026
Wireless Total		1.2%				$1,500,000	$1,398,672	$1,398,672

Grand Total Loans		236.1%				$293,264,214	$274,140,378	$268,498,972

Company							Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations							8.2%	$9,307,275	$9,307,275
Total Cash Equivalents							8.2%	$9,307,275	$9,307,275

* As of December 31, 2022, loans with a cost basis of $6.5 million and a fair value of $2.9 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2022, 19.4% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of December 31, 2022, all loans were made to non-affiliates.

WTI FUND X, INC.

Schedule of Investments

As of December 31, 2021

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Technology
	Bryte, Inc.		Senior Secured	10.0%		$2,478,976	$2,295,843	$2,295,843	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,979,769	1,796,974	1,796,974	4/1/2025
	Inscopix, Inc.		Senior Secured	12.0%		4,949,191	4,804,293	4,804,293	6/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,969,667	2,829,891	2,829,891	9/1/2024
	Kinoo, Inc.		Senior Secured	11.5%		990,167	921,525	921,525	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,484,897	1,347,463	1,347,463	5/1/2025
	Luva Inc.		Senior Secured	11.3%		495,238	459,320	459,320	12/1/2024
	Maker Wine Company		Senior Secured	11.8%		492,166	461,001	461,001	2/1/2025
	Markai, Inc.		Senior Secured	12.5%		1,187,495	1,100,023	1,100,023	1/1/2025
	NewGlobe Schools, Inc. ** ^		Senior Secured	12.5%		9,895,517	9,431,871	9,431,871	12/1/2024
	Reali Inc.		Senior Secured	12.5%		4,947,758	4,710,113	4,710,113	12/1/2024
	Scripta Insights, Inc.		Senior Secured	12.0%		1,968,667	1,843,531	1,843,531	4/1/2025
	Stravos Education LLC		Senior Secured	12.0%		4,429,500	3,867,000	3,867,000	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,485,540	1,341,556	1,341,556	6/1/2025
Other Technology Total		103.4%				$39,754,548	$37,210,404	$37,210,404

Security
	Lassen Peak, Inc.		Senior Secured	11.0%		$371,530	$347,750	$347,750	8/1/2024
Security Total		0.9%				$371,530	$347,750	$347,750

Software
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		$2,466,667	$2,327,316	$2,327,316	6/1/2025
	Breakout Commerce, Inc.		Senior Secured	11.5%		2,468,057	2,272,890	2,272,890	6/1/2025
	Chowbus, Inc.		Senior Secured	12.0%		3,959,556	3,303,025	3,303,025	11/1/2024
	Chowbus, Inc.		Senior Secured	12.0%		989,944	918,165	918,165	11/1/2024
	Chowbus, Inc. Subtotal					4,949,500	4,221,190	4,221,190
	Gladly Software, Inc.		Senior Secured	11.5%		14,856,157	13,832,073	13,832,073	8/1/2025
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,980,781	1,841,304	1,841,304	12/1/2024
	NopSec Inc.		Senior Secured	12.0%		1,633,500	1,541,410	1,541,410	1/1/2025
	Sonatus, Inc		Senior Secured	12.5%		4,947,577	4,531,442	4,531,442	12/1/2024
	StayTuned Digital, Inc.		Senior Secured	12.0%		283,336	235,242	235,242	1/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,484,877	1,473,861	1,473,861	2/1/2025
	StayTuned Digital, Inc. Subtotal					1,768,213	1,709,103	1,709,103
	WorkRails, Inc.		Senior Secured	12.0%		371,239	339,771	339,771	2/1/2025
	WorkRails, Inc.		Senior Secured	12.0%		123,625	120,527	120,527	3/1/2025
	WorkRails, Inc. Subtotal					494,864	460,298	460,298
Software Total		91.0%				$35,565,316	$32,737,026	$32,737,026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$2,475,711	$735,489	$735,489	10/1/2024
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,717,780	3,467,957	3,467,957	2/1/2025
Technology Services Total		11.7%				$6,193,491	$4,203,446	$4,203,446
Grand Total Loans		207.0%				$ 81,884,885	$ 74,498,626	$ 74,498,626

Company	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations	43.5%	15,658,685	15,658,685
Total Cash Equivalents	43.5%	15,658,685	15,658,685

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

WTI FUND X, INC.
Notes to Financial Statements
1. ORGANIZATION AND OPERATIONS OF THE FUND
WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that has elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors, LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction.

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. and U.S. Bank National Association, and as a result are subject to custodial concentration risk for cash and cash equivalents. Cash in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is unsecured. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2022, the Fund held 9,307,275 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.06% and $209,635 in cash which together represented 8.37% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2021, the fund held 15,658,685 in Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 0.02%, which represented 43.52% of the net assets of the Fund.

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

Investment Valuation
    The Fund accounts for loans for which market quotations are not readily available at fair value as determined in good faith by the Manager, who has been appointed as the Fund's valuation designee, pursuant to Rule 2a-5 under the 1940 Act. Subject to the oversight of the Fund's Board of Directors, all valuations are determined under the direction of the Manager, in accordance with the valuation methods and Rule 2a-5.

As of December 31, 2022 and December 31, 2021, the financial statements included nonmarketable investments of $268.5 million and $74.5 million (or 94.7% and 80.1% of total assets, respectively) with the fair values determined by the Manager in the absence of readily available market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of December 31, 2022, loans with a cost basis of $6.5 million and a fair value of $2.9 million were classified as non-accrual. As of December 31, 2021, no loans were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are measured at a fair value at the time of acquisition. Warrants are valued based on a Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.

The underlying asset value is estimated based on information available.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2022 and 2021, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the value of the warrants. However, the estimated initial term of the warrant is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the value of the warrants.

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

Deferred Debt Facility Fees

The deferred debt facility fees and costs associated with the debt facility are included in Other Assets in the Statements of Assets and Liabilities and are being amortized over the estimated life of the facility, which currently matures on October 18, 2026. The amortization of these costs is recorded as interest expense in the Statements of Operations.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). The amendments in this Update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance is effective for fiscal years beginning after December 15, 2023. The Fund is evaluating the effects of these amendments on its financial statements and disclosures.

3. FAIR VALUE DISCLOSURES
The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2022 and 2021, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedule of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedule of Investments.

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

The table below shows the weighted average interest rate of the performing and all loans:

	Performing Loans			All Loans
	For the years ended			For the years ended
	December 31, 2022	December 31, 2021	*	December 31, 2022	December 31, 2021	*
Weighted-Average Interest Rate - Cash	13.73%	11.39%		13.68%	11.39%
Weighted Average Interest Rate - Non-Cash	4.13%	4.28%		4.11%	4.28%
Weighted-Average Interest Rate	17.86%	15.67%		17.79%	15.67%

* For the three months ended December 31, 2021, annualized. The Fund commenced investment operations on October 1, 2021.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, the cost basis of the loan often approximates fair value.

All loans as of December 31, 2022 and 2021 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2022 and 2021, the Fund had unexpired unfunded commitments to borrowers of $88.8 million and $52.8 million respectively.

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

There were no transfers in and out of Level 1, 2, or 3 during the years ended December 31, 2022 and 2021.

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

The following table provides quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2022 and 2021. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$7,664,060	Hypothetical market analysis	Hypothetical market coupon rate	16% - 18%	17%

Computers & Storage	2,648,897	Hypothetical market analysis	Hypothetical market coupon rate	*	16%

Internet	28,419,808	Hypothetical market analysis	Hypothetical market coupon rate	13% - 31%	17%
		Asset Recovery	Probability weighting of alternative outcomes	100% **

Investment Type - Level 3
Loan Investments	Fair Values at December 31, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)
Medical Devices	721,020	Hypothetical market analysis	Hypothetical market coupon rate	*	14%

Other Healthcare	7,217,996	Hypothetical market analysis	Hypothetical market coupon rate	14% - 22%	17%

Other Technology	117,101,952	Hypothetical market analysis	Hypothetical market coupon rate	14% - 37%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 90% ^

Security	4,070,691	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%

Semiconductors & Equipment	5,666,400	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Software	80,882,144	Hypothetical market analysis	Hypothetical market coupon rate	13% - 23%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 80% **^

Technology Services	12,707,332	Hypothetical market analysis	Hypothetical market coupon rate	16% - 31%	22%
		Asset Recovery	Probability weighting of alternative outcomes	25% **

Wireless	1,398,672	Hypothetical market analysis	Hypothetical market coupon rate	*	16%

Total Loan Investments	$268,498,972

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
** There is only one loan within the industry.
* There is no range for this industry as there is only one loan..
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
* There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of December 31, 2022 and 2021 measured at fair value on a recurring basis.

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$268,498,972	$268,498,972
Cash equivalents	9,307,275	—	—	9,307,275

Total assets	$9,307,275	$—	$268,498,972	$277,806,247

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$165,500,000	$—	$165,500,000

Total liabilities	$—	$165,500,000	$—	$165,500,000

As of December 31, 2021
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$74,498,626	$74,498,626
Cash equivalents	15,658,685	—	—	15,658,685

Total assets	$15,658,685	$—	$74,498,626	$90,157,311

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$54,500,000	$—	$54,500,000

Total liabilities	$—	$54,500,000	$—	$54,500,000
† For a detailed listing of borrowers comprising this amount, please refer to the Schedule of Investments.

The following tables provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2022
	Loans	Warrants	Stock
Beginning balance	$74,498,626	$—	$—
Acquisitions and originations	254,044,145	17,402,000	154,382
Principal payments on loans, net of accretion	(54,402,393)	—	—
Distributions to shareholder	—	(17,402,000)	(154,382)
Net change in unrealized loss from loans	(5,641,406)
Ending balance	$268,498,972	—	—

Net change in unrealized loss from loans still held at December 31, 2022	$5,641,406

	For the Year Ended December 31, 2021
	Loans	Warrants	Stock
Beginning balance	$—	$—	$—
Acquisitions and originations	82,761,269	6,732,569	540,000
Principal payments on loans, net of accretion	(8,262,643)	—	—
Distributions to shareholder	—	(6,732,569)	(540,000)

Ending balance	$74,498,626	$—	$—

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
5. CAPITAL STOCK
As of both December 31, 2022 and 2021, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2022 and 2021, was $500.0 million. Total contributed capital to the Company as of December 31, 2022 and 2021 was $160.0 million and $50.0 million, respectively, of which $142.5 million and $44.5 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2022	December 31, 2021 *	December 31, 2020 **
Cash distributions	$13,500,000	$—	$—
Distributions of equity securities	17,556,382	7,272,569	—
Total distributions to shareholder	$31,056,382	$7,272,569	$—
* The Fund commenced investment operations on October 1, 2021.
** From October 19, 2020, date of incorporation, through December 31, 2020. The Fund had not commenced investment operations.

6. DEBT FACILITY
The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. Historically, BDCs have only been allowed to incur indebtedness by issuing senior securities if their asset coverage equals at least 200% after giving effect to such borrowings. The Small Business Credit Availability Act (the “SBCAA”), which was signed into law on March 23, 2018, added a new Section 61(a)(2) to the 1940 Act that permits BDCs like the Fund to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of non-interested directors within the meaning of Section 2(a)(19) of the 1940 Act ("Independent Directors”), with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.

On April 30, 2021, the sole shareholder of the Fund approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act to provide the Fund with maximum leverage flexibility. The 150% asset coverage ratio became effective for the Fund on April 30, 2021. As of December 31, 2022, the Fund’s asset coverage for borrowings was 168%.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”) and (iii) the Manager's right to receive management fees from the Fund. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of December 31, 2022 and 2021, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, the Fund Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 1.50%, (ii) LIBOR Basis plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. The Subscription Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 0.75%, (ii) LIBOR Basis plus 1.75% or (iii) the LIBOR Market Index Rate plus 1.75%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2022 and 2021, $165.5 million and $54.5 million, respectively, was outstanding under the facility.

As of December 31, 2022, the LIBOR rate was as follows:

1-Month LIBOR	4.3916%
3-Month LIBOR	4.7673%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2022 and 2021, the remaining unamortized fees and costs of $1.6 million and $1.8 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2022 and 2021, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of December 31, 2022:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$165,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$165,500,000

(a) Inclusive of 2.003% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2021:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$54,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$54,500,000

(a) Inclusive of 1.83% applicable LIBOR margin plus LIBOR rate.

7. MANAGEMENT AND RELATED PARTIES

Management
    On October 13, 2022, in connection with the Transaction, the Fund entered into a new investment management agreement (the “Current Agreement”), by and between the Fund and the Manager, that replaced the previous investment management agreement entered into between the Fund and the Manager (the “Previous Agreement”). The closing of the Transaction constituted a change of control of the Manager which caused the Previous Agreement to terminate. Significant terms of the Current Agreement are the same as those of the Previous Agreement, including the fee rates described below.
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
Management Fees of $7.9 million and $2.0 million were recognized as expenses for the years ended December 31, 2022 and 2021 respectively.
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
Liabilities to the Manager
The liability due to the Manager is comprised of expenses paid and to be paid by the Manager on behalf of the Fund. The Fund reimbursed the Manager once the Fund commenced investment operations in 2021. There were no expenses paid by the Manager on behalf of the Fund as of both December 31, 2022 and 2021.
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

8. TAX STATUS

The Fund has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in “qualifying assets” will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2022, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2021.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

Below is a table summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities as of December 31, 2022 and 2021.

	As of December 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$274,140,378	$—	$(5,641,406)	$(5,641,406)

Total	$274,140,378	$—	$(5,641,406)	$(5,641,406)

	As of December 31, 2021
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$74,498,626	$—	$—	$—

Total	$74,498,626	$—	$—	$—

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2022 and 2021 there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the year ended December 31, 2022 and 2021, the tax character of distributions paid was ordinary income in the amount of $16.4 million and $0 respectively, and return of capital of $14.6 million and $7.3 million respectively.

As of December 31, 2022 and 2021, the components of total distributions on a tax basis were as follows:

	As of December 31, 2022	As of December 31, 2021
Other temporary differences	$(1,225,526)	$(1,242,870)
Distributions in excess of net investment income	(21,902,270)	(7,272,569)
Net unrealized depreciation	(5,641,406)	—

Components of total distributions	$(28,769,202)	$(8,515,439)

As of December 31, 2022, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. UNEXPIRED UNFUNDED COMMITMENTS

As of December 31, 2022 and 2021, the Fund’s unexpired unfunded commitments to borrowers totaled $88.8 million and $52.8 million. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of December 31, 2022 and 2021:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/23
Airspeed, Inc.	Other Technology	625,000	03/31/23
AL Services	Other Technology	1,250,000	05/31/23
Azumo, Inc.	Other Technology	1,000,000	03/31/23
Bankroll Club, LLC	Other Technology	1,000,000	01/31/23
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Canopy Technology Corp.	Software	1,000,000	02/28/23
CornerUp, Inc.	Other Technology	1,000,000	06/30/23
Creoate Limited	Other Technology	500,000	03/31/23
EasyKnock, Inc.	Other Technology	2,500,000	01/31/23
Fanimal, Inc.	Other Technology	625,000	12/31/23
Form Remodel, Inc.	Software	500,000	01/31/23
FutureProof Technologies, Inc.	Software	1,250,000	07/31/23
Grayce, Inc.	Other Healthcare	750,000	03/31/23
Heading Health Inc.	Other Technology	750,000	06/30/23
Hoken Holdings Inc.	Software	625,000	07/31/23
Holo, Inc.	Other Technology	500,000	01/15/23
iLearningEngines Inc.	Technology Services	2,500,000	01/31/23
Julie Products Inc.	Other Healthcare	750,000	06/30/23
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/23
KBS, Inc.	Other Healthcare	500,000	05/30/23
LendTable Inc.	Other Technology	1,500,000	07/31/23

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Literati, Inc.	Other Technology	2,500,000	03/31/23
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/23
Miami Labs, Inc.	Internet	7,500,000	06/30/23
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/23
Open Inc.	Other Healthcare	500,000	01/31/23
Overalls, Inc.	Software	500,000	03/31/23
Plant Prefab, Inc.	Other Technology	1,500,000	03/31/23
PlantBaby, inc.	Other Technology	125,000	01/31/23
Platform Science, Inc.	Other Technology	5,000,000	09/30/23
Rise Gardens, Inc.	Other Technology	500,000	02/28/23
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/23
SISU Aesthetics Clinic, Inc.	Other Technology	1,500,000	06/30/23
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/23
Supplant, Inc.	Other Technology	1,000,000	07/31/23
Swiftly Systems, Inc.	Software	20,000,000	01/31/24
TheSquareFoot, Inc.	Other Technology	1,200,000	03/31/23
TLNT Inc.	Other Technology	625,000	04/30/23
Ukko Inc.	Biotechnology	2,500,000	03/31/23
Vinvesto, Inc.	Internet	500,000	02/28/23
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/23
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/23
Zimeno Inc.	Other Technology	6,250,000	01/29/23
Total		$88,825,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2021	Expiration Date
Breakout Commerce, Inc.	Software	$1,500,000	07/31/22
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Ceres Imaging, Inc.	Other Technology	1,750,000	10/31/22
Gladly Software, Inc.	Software	15,000,000	07/30/22
iLearningEngines Inc.	Technology Services	7,500,000	07/31/22
Kinoo, Inc.	Other Technology	1,000,000	04/30/22
Lacuna Technologies, Inc.	Other Technology	2,500,000	07/31/22
Lassen Peak, Inc.	Security	375,000	01/31/22
Loansnap Holdings Inc.	Technology Services	3,750,000	04/30/22
Luva Inc.	Other Technology	500,000	02/28/22
RenoFi, Inc.	Internet	6,000,000	10/31/22
Scripta Insights, Inc.	Other Technology	500,000	04/30/22
Sonatus, Inc	Software	5,000,000	12/31/22
StayTuned Digital, Inc.	Software	3,213,732	12/31/22
TomoCredit, Inc.	Other Technology	1,500,000	01/31/22
WorkRails, Inc.	Software	250,000	05/31/22
Total		$52,838,732

10. FINANCIAL HIGHLIGHTS
U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2022 and 2021 and for the period ended December 31, 2020.
The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.
The ratios of expenses and net investment income (loss) to average net assets for the period from October 19, 2020, date of incorporation, through December 2020, are not annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the period. The annualizing of these ratios would not be meaningful given the short duration of this period. For the years ended December 31, 2022 and 2021, the ratio of expenses and net investment income (loss) to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the period presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.
The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended	For the Year Ended		For the Period Ended
	December 31, 2022	December 31, 2021		December 31, 2020 *

Total return	15.36%	(1,156.27)%		(1.59)% **

Per share amounts:
Net asset value, beginning of year/period	$359.85	$0.25		$—

Net investment gain (loss)	164.44	(12.42)		—
Net realized and change in unrealized loss from loans	(56.41)	—		—
Net decrease in net assets resulting from operations	108.03	(12.42)		—

Return of capital to shareholder	(146.13)	(72.73)		—
Distributions of income to shareholder	(164.44)	—		—
Contributions from shareholder	980.00	444.75		0.25
Net asset value, end of year/period	$1,137.31	$359.85		$0.25

Net assets, end of year/period	$113,730,798	$35,984,561		$24,603

Ratios to average net assets:
Expenses	18.83%	33.03%		(6.35)%
Net investment loss	21.90%	(15.21)%		(6.35)%
Portfolio turnover rate	—%	—%		—%
Average debt outstanding	$111,269,231	$22,250,000	^	$—
* From October 19, 2020, date of incorporation, through December 31, 2020, the Fund had not commenced investment operations.
** These ratios reflect the organizational costs for the formation of the Fund.
^ The average debt outstanding is over the period from the establishment of the debt facility, October 26, 2021, through December 31, 2021.

11. SUBSEQUENT EVENTS

On March 10, 2023, SVB Financial Group’s (“SVB”) wholly owned subsidiary, Silicon Valley Bank (the “Bank”) was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. The Fund had exposure to this event indirectly through certain of its Portfolio Companies who hold deposits with SVB in excess of the FDIC insured limits, which could impact their ability to repay the Fund and meet other contractual obligations.

On March 12, 2023, the FDIC in a joint statement with the Federal Reserve and the Department of Treasury announced that all depositors of SVB will be fully protected and were given full access to their funds beginning March 13, 2023.

Other than the foregoing, the Fund evaluated other subsequent events through the date the financial statements were issued and determined that no additional subsequent events had occurred that would require accrual or disclosure in the financial statements.