Form 10-Q
period 2023-03-31
WTI Fund X, Inc.
filed 2023-05-11
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 11, 2023
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2023 and December 31, 2022

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2023 and 2022

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2023 and 2022

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2023 and 2022

Condensed Schedules of Investments (Unaudited)
As of March 31, 2023 and December 31, 2022

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2023 AND DECEMBER 31, 2022

	March 31, 2023	December 31, 2022
ASSETS
Loans, at estimated fair value
(cost of $306,937,448 and $274,140,378 respectively)	$300,192,541	$268,498,972
Cash and cash equivalents	18,541,460	9,516,910
Dividend and interest receivables	4,123,408	3,500,011
Other assets	1,926,167	1,931,249
Total assets	324,783,576	283,447,142

LIABILITIES
Borrowings under debt facility	166,500,000	165,500,000
Accrued management fees	2,000,000	2,000,000
Accounts payable and other accrued liabilities	2,690,852	2,216,344
Total liabilities	171,190,852	169,716,344

NET ASSETS	$153,592,724	$113,730,798

Analysis of Net Assets:

Capital paid in on shares of capital stock	$181,000,000	$142,500,000
Cumulative return of capital distributions	(21,884,926)	(21,884,926)
Total distributable losses	(5,522,350)	(6,884,276)
Net assets (equivalent to $1,535.93 and $1,137.31 per share based on 100,000 shares of capital stock outstanding - See Note 5 and 10)	$153,592,724	$113,730,798

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$95,000,000	$88,825,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

INVESTMENT INCOME:
Interest on loans	$12,059,001	$4,163,507
Other income	163,127	21,608
Total investment income	12,222,128	4,185,115

EXPENSES:
Management fees	2,000,000	1,968,750
Interest expense	2,955,543	679,911
Banking and professional fees	131,048	79,084
Other operating expenses	28,888	28,504
Total expenses	5,115,479	2,756,249
Net investment income	7,106,649	1,428,866

Net change in unrealized loss from loans	(1,103,501)	—
Net increase in net assets resulting from operations	$6,003,148	$1,428,866

Amounts per common share:
Net increase in net assets resulting from operations per share	$60.03	$14.29
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2021	100,000	$100	$44,499,900	$(7,272,569)	$(1,242,870)	$35,984,561
Net increase in net assets resulting from operations	—	—	—	—	1,428,866	1,428,866
Distributions of income to shareholder	—	—	—	—	(1,428,866)	(1,428,866)
Return of capital to shareholder	—	—	—	(3,620,087)	—	(3,620,087)
Contributions from shareholder	—	—	35,000,000	—	—	35,000,000
Balance at March 31, 2022	100,000	$100	$79,499,900	$(10,892,656)	$(1,242,870)	$67,364,474

Balance at December 31, 2022	100,000	$100	$142,499,900	$(21,884,926)	$(6,884,276)	$113,730,798
Net increase in net assets resulting from operations	—	—	—	—	6,003,148	6,003,148
Distributions of income to shareholder	—	—	—	—	(4,641,222)	(4,641,222)
Contributions from shareholder	—	—	38,500,000	—	—	38,500,000
Balance at March 31, 2023	100,000	$100	$180,999,900	$(21,884,926)	$(5,522,350)	$153,592,724

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$6,003,148	$1,428,866
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized loss from loans	1,103,501	—
Amortization of deferred costs related to debt facility	107,602	107,602
Origination of loans	(47,500,000)	(71,975,000)
Principal payments on loans, net of accretion	13,919,569	5,029,176
Acquisition of equity securities	(3,857,861)	(5,048,953)
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(623,397)	(718,088)
Net increase in other assets	(102,520)	(32,462)
Net increase in accounts payable, other accrued liabilities and accrued management fees	474,508	242,292
Net cash used in operating activities	$(30,475,450)	$(70,966,567)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	$38,500,000	$35,000,000
Borrowings under debt facility	17,500,000	56,000,000
Repayments of borrowings under debt facility	(16,500,000)	(22,000,000)
Payments of debt facility fees and costs	—	(250,000)
Net cash provided by financing activities	$39,500,000	$68,750,000

Net increase (decrease) in cash and cash equivalents	$9,024,550	$(2,216,567)

CASH AND CASH EQUIVALENTS:
Beginning of period	$9,516,910	$15,658,685
End of period	$18,541,460	$13,442,118

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$2,632,215	$361,424
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$4,641,222	$5,048,953
Receipt of equity securities as repayment of loans	$783,361	$—

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Quartzy, Inc.		Senior Secured	11.0%		$1,237,438	$1,173,692	$1,173,692	5/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,208,082	906,251	906,251	2/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,237,795	1,181,407	1,181,407	8/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,097	1,177,144	1,177,144	10/1/2026
	Quartzy, Inc. Subtotal					4,921,412	4,438,494	4,438,494
	Ukko Inc.		Senior Secured	11.5%		3,500,000	3,278,565	3,278,565	5/1/2026
Biotechnology Total		5.0%				$8,421,412	$7,717,059	$7,717,059

Computers & Storage
	Proto, Inc.		Senior Secured	12.5%		$1,375,000	$1,287,233	$1,287,233	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,375,000	1,374,999	1,374,999	10/1/2025
	Proto, Inc. Subtotal					2,750,000	2,662,232	2,662,232
Computers & Storage Total		1.7%				$2,750,000	$2,662,232	$2,662,232

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$282,626	$193,950	$193,950	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		188,417	188,408	188,408	7/1/2025
	Ainsly, Inc. ** ^ Subtotal					471,043	382,358	382,358
	D2C Store, Inc.		Senior Secured	10.0%		2,002,500	1,714,617	1,714,617	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,019,426	7,019,426	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		959,717	913,065	913,065	1/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,454,693	11,454,693	7/1/2026
	Realm Living, Inc.		Senior Secured	13.0%		4,000,000	3,770,065	3,770,065	5/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,397,760	1,281,298	1,281,298	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,484,036	1,461,498	1,461,498	9/1/2025
	RenoFi, Inc. Subtotal					2,881,796	2,742,796	2,742,796
	RetailerX, Inc.		Senior Secured	11.0%		989,813	973,250	973,250	1/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		1,979,407	1,886,919	1,886,919	11/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		990,216	970,908	970,908	4/1/2026
	RetailerX, Inc. Subtotal					3,959,436	3,831,077	3,831,077
	Vinvesto, Inc.		Senior Secured	15.0%		250,000	250,000	250,000	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		250,000	220,314	220,314	5/1/2026
	Vinvesto, Inc. Subtotal					500,000	470,314	470,314
Internet Total		21.0%				$34,774,492	$32,298,411	$32,298,411

Medical Devices
	Serpex Medical Inc.		Senior Secured	11.0%		$750,000	$724,740	$724,740	11/1/2025
Medical Devices Total		0.5%				$750,000	$724,740	$724,740

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Healthcare
	GoForward, Inc.		Senior Secured	12.8%		$20,000,000	$17,147,356	$17,147,356	10/1/2026
	Grayce, Inc.		Senior Secured	14.0%		750,000	696,824	696,824	2/1/2026
	HumanAPI, Inc.		Senior Secured	11.8%		2,426,109	2,292,558	2,292,558	8/1/2025
	Julie Products Inc.		Senior Secured	15.3%		375,000	361,833	361,833	4/1/2026
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	929,626	929,626	9/1/2025
	Julie Products Inc. Subtotal					1,375,000	1,291,459	1,291,459
	KBS, Inc.		Senior Secured	14.0%		250,000	220,735	220,735	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,437,345	1,437,345	12/1/2025
	Open Inc.		Senior Secured	14.8%		500,000	489,879	489,879	3/1/2026
	Open Inc.		Senior Secured	13.5%		500,000	466,444	466,444	3/1/2026
	Open Inc. Subtotal					1,000,000	956,323	956,323
	PrecisionOS Technology Inc. **^		Senior Secured	12.0%		941,756	893,655	893,655	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	216,344	216,344	5/1/2026
Other Healthcare Total		16.4%				$28,492,865	$25,152,599	$25,152,599

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$625,000	$579,552	$579,552	1/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		625,000	624,810	624,810	7/1/2026
	Airspeed, Inc. Subtotal					1,250,000	1,204,362	1,204,362
	AL Services ** ^		Senior Secured	12.5%		466,112	420,021	420,021	7/1/2025
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,368,213	1,368,213	1/1/2026
	Bankroll Club, LLC		Senior Secured	14.8%		1,000,000	1,000,000	1,000,000	1/1/2026
	Bankroll Club, LLC		Senior Secured	13.3%		1,000,000	865,785	865,785	1/1/2026
	Bankroll Club, LLC Subtotal					2,000,000	1,865,785	1,865,785
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		871,979	857,110	857,110	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		1,743,863	1,647,465	1,647,465	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		872,312	856,089	856,089	10/1/2025
	Beekeeper's Naturals, Inc ** ^ Subtotal					3,488,154	3,360,664	3,360,664
	Bryte, Inc.		Senior Secured	10.0%		2,105,919	2,020,570	2,020,570	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,731,783	1,688,354	1,688,354	4/1/2026
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,687,641	1,600,807	1,600,807	4/1/2025
	Ceres Imaging, Inc. Subtotal					3,419,424	3,289,161	3,289,161
	Chairman Me, Inc.		Senior Secured	12.0%		610,702	579,562	213,387	3/1/2025
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,688,192	3,688,192	7/1/2026
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,584,291	3,584,291	1/1/2026
	Copia Global Inc. ** ^ Subtotal					7,500,000	7,272,483	7,272,483
	CornerUp, Inc.		Senior Secured	15.0%		250,000	243,724	243,724	4/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	200,422	200,422	3/1/2026
	CornerUp, Inc. Subtotal					500,000	444,146	444,146
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	706,190	706,190	12/1/2025
	Creoate Limited **^		Senior Secured	14.0%		250,000	244,353	244,353	3/1/2026
	Creoate Limited Subtotal **^					1,000,000	950,543	950,543
	Daybase, Inc.		Senior Secured	11.0%		1,265,000	1,185,577	563,184	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,429,467	2,429,467	12/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,246,500	2,246,500	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,410,922	2,410,922	5/1/2026
	EasyKnock, Inc. Subtotal					7,500,000	7,086,889	7,086,889
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,110,644	1,952,892	1,952,892	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,402,592	2,338,291	2,338,291	8/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					4,513,236	4,291,183	4,291,183
	Fanimal, Inc.		Senior Secured	11.8%		243,994	210,864	210,864	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		375,000	365,687	365,687	7/1/2026
	Fanimal, Inc. Subtotal					618,994	576,551	576,551
	Heading Health Inc.		Senior Secured	12.5%		362,058	336,000	190,172	12/1/2024
	Heading Health Inc.		Senior Secured	13.5%		750,000	657,031	405,451	2/1/2026
	Heading Health Inc. Subtotal					1,112,058	993,031	595,623
	Hint, Inc.		Senior Secured	12.0%		7,174,735	6,252,374	6,252,374	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		1,000,000	903,382	903,382	12/1/2025
	Holo, Inc.		Senior Secured	15.5%		500,000	479,857	479,857	5/1/2026
	Holo, Inc. Subtotal					1,500,000	1,383,239	1,383,239
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,850,297	2,850,297	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,500,000	2,400,725	2,400,725	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		1,886,348	1,838,287	1,838,287	9/1/2024
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,368,567	1,368,567	12/1/2025
	Kinoo, Inc.		Senior Secured	11.5%		798,827	765,642	765,642	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,473,167	2,427,365	2,427,365	1/1/2026
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,310,024	1,242,281	1,242,281	5/1/2025
	Lacuna Technologies, Inc. Subtotal					3,783,191	3,669,646	3,669,646
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,876,957	1,876,957	3/1/2026
	Literati, Inc.		Senior Secured	11.3%		2,474,622	2,436,699	2,436,699	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		4,947,626	4,715,778	4,715,778	9/1/2025
	Literati, Inc. Subtotal					7,422,248	7,152,477	7,152,477
	Logistech Solutions Pte. Ltd. **^		Senior Secured	12.8%		1,000,000	974,091	974,091	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	409,192	409,192	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					1,500,000	1,383,283	1,383,283
	Maker Wine Company		Senior Secured	11.8%		391,859	378,097	378,097	2/1/2025
	Markai, Inc.		Senior Secured	12.5%		905,279	868,485	663,030	1/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		7,237,736	7,028,849	7,028,849	12/1/2024
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,394,760	501,329	6/1/2026
	Ocho Holdings Co.		Senior Secured	11.3%		360,890	356,041	356,041	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		360,733	346,415	346,415	12/1/2024
	Ocho Holdings Co. Subtotal					721,623	702,456	702,456
	Plant Prefab, Inc.		Senior Secured	12.4%		1,500,000	1,392,757	1,392,757	12/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		117,719	114,946	114,946	7/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,692	121,692	10/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		220,750	204,183	204,183	5/1/2025
	PlantBaby, inc.		Senior Secured	13.8%		125,000	107,133	107,133	1/1/2026
	PlantBaby, inc. Subtotal					588,469	547,954	547,954

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,902,880	4,902,880	3/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,605,920	4,605,920	2/1/2026
	Platform Science, Inc. Subtotal					10,000,000	9,508,800	9,508,800
	Reali Inc.		Senior Secured	12.5%		3,680,288	2,725,123	36,744	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	959,249	959,249	11/1/2025
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	483,688	483,688	10/1/2026
	Rise Gardens, Inc. Subtotal					1,500,000	1,442,937	1,442,937
	Romaine Empire, Inc.		Senior Secured	12.0%		2,968,408	2,706,364	2,706,364	12/1/2026
	Romaine Empire, Inc.		Senior Secured	13.5%		2,965,314	2,895,487	2,895,487	12/1/2026
	Romaine Empire, Inc. Subtotal					5,933,722	5,601,851	5,601,851
	Scripta Insights, Inc.		Senior Secured	12.0%		1,687,880	1,627,990	1,627,990	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		422,157	415,012	415,012	4/1/2025
	Scripta Insights, Inc. Subtotal					2,110,037	2,043,002	2,043,002
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	952,134	952,134	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		750,000	741,793	741,793	5/1/2026
	SISU Aesthetics Clinic, Inc. ** ^ Subtotal					1,750,000	1,693,927	1,693,927
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,880,302	1,880,302	7/1/2026
	TheSquareFoot, Inc.		Senior Secured	18.0%		691,909	388,489	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,455,778	1,396,581	1,396,581	8/1/2025
	TLNT Inc.		Senior Secured	14.8%		125,000	121,701	121,701	4/1/2026
	TLNT Inc.		Senior Secured	14.3%		375,000	331,233	331,233	4/1/2026
	TLNT Inc. Subtotal					500,000	452,934	452,934
	TomoCredit, Inc.		Senior Secured	11.5%		1,353,780	1,280,426	1,280,426	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,353,968	1,353,968	1,353,968	6/1/2025
	TomoCredit, Inc. Subtotal					2,707,748	2,634,394	2,634,394
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,792,084	4,792,084	4/1/2026
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	486,006	486,006	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		633,354	618,871	618,871	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,055,440	990,944	990,944	4/1/2025
	Wellth, Inc. Subtotal					1,688,794	1,609,815	1,609,815
	Zeno Technologies, Inc.		Senior Secured	10.0%		235,104	235,101	235,101	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		235,104	215,567	215,567	7/1/2025
	Zeno Technologies, Inc. Subtotal					470,208	450,668	450,668
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,883,752	5,883,752	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,094,424	6,094,424	10/1/2026
	Zimeno Inc. Subtotal					12,500,000	11,978,176	11,978,176
Other Technology Total		80.5%				$137,248,398	$129,248,682	$123,686,952

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,999,974	$1,999,974	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,849,362	1,849,362	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,849,336	3,849,336
	Lassen Peak, Inc.		Senior Secured	11.0%		222,887	215,165	215,165	8/1/2024
Security Total		2.7%				$4,222,887	$4,064,501	$4,064,501

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,470,783	$5,241,979	$5,241,979	9/1/2025
Semiconductors & Equipment Total		3.4%				$5,470,783	$5,241,979	$5,241,979

Software
	Actual Systems, Inc.		Senior Secured	12.0%		$903,197	$846,094	$846,094	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		3,495,268	3,339,158	3,339,158	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		1,130,918	1,069,786	1,069,786	1/1/2025
	BlueCart, Inc.		Senior Secured	14.8%		250,000	241,811	241,811	2/1/2026
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,397,784	1,397,784	2/1/2026
	BlueCart, Inc. Subtotal					1,750,000	1,639,595	1,639,595
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		2,256,651	2,184,621	2,184,621	6/1/2025
	Breakout Commerce, Inc.		Senior Secured	11.5%		2,256,574	2,155,509	2,155,509	6/1/2025
	Canopy Technology Corp.		Senior Secured	13.5%		1,500,000	1,402,826	1,402,826	11/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		1,000,000	974,087	974,087	3/1/2026
	Canopy Technology Corp. Subtotal					2,500,000	2,376,913	2,376,913
	Chowbus, Inc.		Senior Secured	12.0%		3,947,933	3,540,235	3,540,235	3/1/2025
	Clarified Inc.		Senior Secured	12.0%		662,249	615,987	615,987	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,410,967	1,410,967	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,993	499,993	1/1/2027
	Common Sun, Inc Subtotal					2,000,000	1,910,960	1,910,960
	Eskalera, Inc.		Senior Secured	12.0%		1,483,900	1,400,073	1,400,073	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	489,474	489,474	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	491,751	491,751	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	453,233	453,233	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	490,271	490,271	6/1/2026
	Form Remodel, Inc. Subtotal					2,000,000	1,924,729	1,924,729
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	917,218	917,218	6/1/2026
	Gladly Software, Inc.		Senior Secured	11.6%		24,729,889	23,246,149	23,246,149	12/1/2026
	Grokker, Inc.		Senior Secured	11.5%		500,000	483,907	483,907	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	463,015	463,015	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	500,000	500,000	1/1/2026
	HaystacksAI, Inc. Subtotal					1,000,000	963,015	963,015
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	549,286	549,286	5/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	499,993	499,993	1/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	464,628	464,628	1/1/2026
	Journey Builders, Inc. Subtotal					1,000,000	964,621	964,621
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,641,506	6,641,506	10/1/2026
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,444,017	1,388,344	1,388,344	12/1/2024
	NopSec Inc.		Senior Secured	12.0%		1,243,498	1,205,080	1,205,080	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	476,031	476,031	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	491,892	491,892	10/1/2025
	Ocurate, Inc. Subtotal					1,000,000	967,923	967,923
	Overalls, Inc.		Senior Secured	13.5%		500,000	455,003	455,003	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		250,000	250,000	250,000	4/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Overalls, Inc. Subtotal					750,000	705,003	705,003
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	3,000,000	2,782,108	2,782,108	10/1/2026
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	157,396	157,396	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,297,819	1,297,819	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	469,139	469,139	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,924,354	1,924,354
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		1,250,000	1,115,158	1,115,158	6/1/2026
	Sonatus, Inc		Senior Secured	12.5%		4,946,760	4,690,963	4,690,963	12/1/2025
	Sonatus, Inc		Senior Secured	12.5%		3,618,727	3,450,736	3,450,736	12/1/2024
	Sonatus, Inc Subtotal					8,565,487	8,141,699	8,141,699
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	718,799	718,799	12/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,608	848,727	848,727	10/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		764,350	718,918	718,918	5/1/2025
	UCM Digital Health, Inc. Subtotal					1,629,958	1,567,645	1,567,645
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,338,404	1,338,404	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,273,602	1,273,602	6/1/2026
	Vesta Housing, Inc. Subtotal					2,750,000	2,612,006	2,612,006
	WorkRails, Inc.		Senior Secured	12.0%		455,117	410,687	60,665	*
Software Total		52.1%				$85,079,656	$80,308,168	$79,958,146

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$2,403,263	$2,341,006	$2,341,006	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,648,400	828,973	828,973	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,109,936	2,005,488	2,005,488	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,520	2,396,630	2,396,630	1/1/2026
	iLearningEngines Inc. Subtotal					8,637,119	7,572,097	7,572,097
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,804,373	4,547,471	4,547,471	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,459,678	2,626,523	5/1/2025
	Surround Group, Inc.		Senior Secured	14.3%		1,000,000	918,029	918,029	4/1/2026
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,750,000	1,614,363	1,614,363	6/1/2026
Technology Services Total		11.2%				$19,860,552	$18,111,638	$17,278,483

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,500,000	$1,407,439	$1,407,439	7/1/2026
Wireless Total		0.9%				$1,500,000	$1,407,439	$1,407,439

	Grand Total	195.4%				$328,571,045	$306,937,448	$300,192,541

	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations	12.1%	$18,541,460	$18,541,460
Total Cash Equivalents	12.1%	$18,541,460	$18,541,460

* As of March 31, 2023, loans with a cost basis of $6.4 million and a fair value of $2.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2023, 16.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of March 31, 2023, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Quartzy, Inc.		Senior Secured	11.0%		$1,237,779	$1,166,087	$1,166,087	5/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,237,478	895,384	895,384	2/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,126	1,175,663	1,175,663	8/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,420	1,171,480	1,171,480	10/1/2026
	Quartzy, Inc. Subtotal					4,951,803	4,408,614	4,408,614
	Ukko Inc. ** ^		Senior Secured	11.5%		3,500,000	3,255,446	3,255,446	5/1/2026
Biotechnology Total		6.8%				$8,451,803	$7,664,060	$7,664,060

Computers & Storage
	Proto, Inc.		Senior Secured	12.8%		$1,375,000	$1,374,999	$1,374,999	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		1,375,000	1,273,898	1,273,898	10/1/2025
	Proto, Inc. Subtotal					2,750,000	2,648,897	2,648,897
Computers & Storage Total		2.3%				$2,750,000	$2,648,897	$2,648,897

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$300,000	$196,815	$196,815	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		200,000	199,989	199,989	7/1/2025
	Ainsly, Inc. ** ^ Subtotal					500,000	396,804	396,804
	D2C Store, Inc.		Senior Secured	10.0%		2,500,000	2,227,117	2,227,117	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	6,976,522	6,976,522	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,512	472,195	472,195	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,724	494,724	494,724	6/1/2025
	OneLocal, Inc. ** ^ Subtotal					989,236	966,919	966,919
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,234,828	11,234,828	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,484,485	1,458,080	1,458,080	9/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,484,187	1,345,616	1,345,616	7/1/2025
	RenoFi, Inc. Subtotal					2,968,672	2,803,696	2,803,696
	RetailerX, Inc.		Senior Secured	11.0%		990,481	968,946	968,946	4/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		990,089	971,291	971,291	1/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		1,979,965	1,873,685	1,873,685	11/1/2025
	RetailerX, Inc. Subtotal					3,960,535	3,813,922	3,813,922
Internet Total		25.0%				$30,918,443	$28,419,808	$28,419,808

Medical Devices
	Serpex Medical Inc.		Senior Secured	11.0%		$750,000	$721,020	$721,020	11/1/2025
Medical Devices Total		0.6%				$750,000	$721,020	$721,020

Other Healthcare

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Grayce, Inc.		Senior Secured	14.0%		$750,000	$690,595	$690,595	2/1/2026
	HumanAPI, Inc.		Senior Secured	11.8%		2,500,000	2,342,812	2,342,812	8/1/2025
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	919,339	919,339	9/1/2025
	KBS, Inc.		Senior Secured	14.0%		250,000	218,018	218,018	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,428,639	1,428,639	12/1/2025
	Open Inc.		Senior Secured	13.5%		500,000	462,685	462,685	3/1/2026
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		1,000,000	942,838	942,838	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	213,070	213,070	5/1/2026
Other Healthcare Total		6.3%				$7,750,000	$7,217,996	$7,217,996

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$625,000	$573,721	$573,721	1/1/2026
	AL Services ** ^		Senior Secured	12.5%		494,570	439,877	439,877	7/1/2025
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,351,813	1,351,813	1/1/2026
	Bankroll Club, LLC		Senior Secured	13.3%		1,000,000	849,655	849,655	1/1/2026
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		942,953	925,476	925,476	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		1,885,802	1,772,774	1,772,774	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		943,312	924,247	924,247	10/1/2025
	Beekeeper's Naturals, Inc ** ^ Subtotal					3,772,067	3,622,497	3,622,497
	Bryte, Inc.		Senior Secured	10.0%		2,330,512	2,225,943	2,225,943	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,863,377	1,757,413	1,757,413	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,732,319	1,683,957	1,683,957	4/1/2026
	Ceres Imaging, Inc. Subtotal					3,595,696	3,441,370	3,441,370
	Chairman Me, Inc.		Senior Secured	12.0%		677,289	638,966	100,573	3/1/2025
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,562,948	3,562,948	1/1/2026
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,668,490	3,668,490	7/1/2026
	Copia Global Inc. ** ^ Subtotal					7,500,000	7,231,438	7,231,438
	CornerUp, Inc.		Senior Secured	15.0%		250,000	195,438	195,438	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	242,058	242,058	4/1/2026
	CornerUp, Inc. Subtotal					500,000	437,496	437,496
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	700,244	700,244	12/1/2025
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	243,708	243,708	3/1/2026
	Creoate Limited ** ^ Subtotal					1,000,000	943,952	943,952
	Daybase, Inc.		Senior Secured	11.0%		1,250,000	1,170,577	548,184	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,419,705	2,419,705	12/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,208,354	2,208,354	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,401,465	2,401,465	5/1/2026
	EasyKnock, Inc. Subtotal					7,500,000	7,029,524	7,029,524
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,474,224	2,398,209	2,398,209	8/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,330,427	2,138,280	2,138,280	4/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					4,804,651	4,536,489	4,536,489
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,471	364,471	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	212,293	212,293	2/1/2026
	Fanimal, Inc. Subtotal					625,000	576,764	576,764
	Heading Health Inc.		Senior Secured	13.5%		750,000	646,431	394,852	2/1/2026
	Heading Health Inc.		Senior Secured	12.5%		407,644	374,703	228,875	12/1/2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Heading Health Inc. Subtotal					1,157,644	1,021,134	623,727
	Hint, Inc.		Senior Secured	12.0%		7,416,998	6,314,514	6,314,514	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		1,000,000	890,813	890,813	12/1/2025
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,832,916	2,832,916	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,500,000	2,386,311	2,386,311	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,169,182	2,105,686	2,105,686	9/1/2024
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,351,073	1,351,073	12/1/2025
	Kinoo, Inc.		Senior Secured	11.5%		843,595	807,624	807,624	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,440,513	1,358,490	1,358,490	5/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,473,956	2,422,050	2,422,050	1/1/2026
	Lacuna Technologies, Inc. Subtotal					3,914,469	3,780,540	3,780,540
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,863,125	1,863,125	3/1/2026
	Literati, Inc.		Senior Secured	11.3%		4,949,071	4,677,972	4,677,972	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		2,475,323	2,430,878	2,430,878	9/1/2025
	Literati, Inc. Subtotal					7,424,394	7,108,850	7,108,850
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	397,719	397,719	12/1/2025
	Maker Wine Company		Senior Secured	11.8%		436,797	419,677	419,677	2/1/2025
	Markai, Inc.		Senior Secured	12.5%		1,013,498	967,346	967,346	1/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		8,149,032	7,883,901	7,883,901	12/1/2024
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,377,534	1,377,534	9/1/2025
	Ocho Holdings Co.		Senior Secured	11.3%		406,912	400,736	400,736	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		406,735	388,544	388,544	12/1/2024
	Ocho Holdings Co. Subtotal					813,647	789,280	789,280
	Plant Prefab, Inc.		Senior Secured	12.4%		1,500,000	1,378,411	1,378,411	12/1/2025
	PlantBaby, inc.		Senior Secured	13.8%		125,000	104,878	104,878	1/1/2026
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,177	121,177	10/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		242,794	222,830	222,830	5/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,698	121,698	7/1/2025
	PlantBaby, inc. Subtotal					617,794	570,583	570,583
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,559,118	4,559,118	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,891,547	4,891,547	3/1/2026
	Platform Science, Inc. Subtotal					10,000,000	9,450,665	9,450,665
	Reali Inc.		Senior Secured	12.5%		3,680,288	2,725,123	111,365	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	953,319	953,319	11/1/2025
	Romaine Empire, Inc.		Senior Secured	13.5%		2,955,000	2,880,629	2,880,629	12/1/2026
	Romaine Empire, Inc.		Senior Secured	12.0%		2,969,338	2,685,839	2,685,839	12/1/2026
	Romaine Empire, Inc. Subtotal					5,924,338	5,566,468	5,566,468
	Scripta Insights, Inc.		Senior Secured	12.0%		466,116	457,374	457,374	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		1,863,640	1,790,465	1,790,465	4/1/2025
	Scripta Insights, Inc. Subtotal					2,329,756	2,247,839	2,247,839
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	943,143	943,143	4/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,869,114	1,869,114	7/1/2026
	TheSquareFoot, Inc.		Senior Secured	14.3%		300,000	244,797	70,518	2/1/2026
	TheSquareFoot, Inc.		Senior Secured	12.8%		250,000	138,378	39,862	12/1/2025
	TheSquareFoot, Inc. Subtotal					550,000	383,175	110,380
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,430,281	1,430,281	8/1/2025
	TLNT Inc.		Senior Secured	14.3%		375,000	324,556	324,556	4/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	TLNT Inc.		Senior Secured	14.8%		125,000	121,302	121,302	4/1/2026
	TLNT Inc. Subtotal					500,000	445,858	445,858
	TomoCredit, Inc.		Senior Secured	11.5%		1,484,000	1,484,000	1,484,000	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,483,793	1,395,567	1,395,567	6/1/2025
	TomoCredit, Inc. Subtotal					2,967,793	2,879,567	2,879,567
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,769,605	4,769,605	4/1/2026
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	483,684	483,684	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		699,306	681,592	681,592	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,165,344	1,086,700	1,086,700	4/1/2025
	Wellth, Inc. Subtotal					1,864,650	1,768,292	1,768,292
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	226,764	226,764	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	249,997	249,997	7/1/2025
	Zeno Technologies, Inc. Subtotal					500,000	476,761	476,761
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,836,685	5,836,685	1/1/2026
Other Technology Total		103.0%				$130,198,660	$121,546,698	$117,101,952

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,992,417	$1,992,417	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,829,889	1,829,889	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,822,306	3,822,306
	Lassen Peak, Inc.		Senior Secured	11.0%		258,755	248,385	248,385	8/1/2024
Security Total		3.6%				$4,258,755	$4,070,691	$4,070,691

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,936,624	$5,666,400	$5,666,400	9/1/2025
Semiconductors & Equipment Total		5.0%				$5,936,624	$5,666,400	$5,666,400

Software
	Actual Systems, Inc.		Senior Secured	12.0%		$989,381	$920,800	$920,800	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		3,841,267	3,652,301	3,652,301	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		1,266,831	1,190,183	1,190,183	1/1/2025
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,385,567	1,385,567	2/1/2026
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		2,471,984	2,385,279	2,385,279	6/1/2025
	Breakout Commerce, Inc.		Senior Secured	11.5%		2,473,289	2,351,650	2,351,650	6/1/2025
	Canopy Technology Corp.		Senior Secured	13.5%		1,500,000	1,389,140	1,389,140	11/1/2025
	Chowbus, Inc.		Senior Secured	12.0%		4,113,695	3,620,527	3,620,527	3/1/2025
	Clarified Inc.		Senior Secured	12.0%		728,381	672,611	672,611	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	498,014	498,014	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,401,177	1,401,177	7/1/2026
	Common Sun, Inc Subtotal					2,000,000	1,899,191	1,899,191
	Eskalera, Inc.		Senior Secured	12.0%		1,484,374	1,390,192	1,390,192	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	490,717	490,717	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	489,268	489,268	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	446,957	446,957	12/1/2025
	Form Remodel, Inc. Subtotal					1,500,000	1,426,942	1,426,942
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	909,297	909,297	6/1/2026
	Gladly Software, Inc.		Senior Secured	11.5%		14,838,778	14,183,543	14,183,543	8/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Gladly Software, Inc.		Senior Secured	11.5%		9,896,565	9,722,676	9,722,676	12/1/2025
	Gladly Software, Inc. Subtotal					24,735,343	23,906,219	23,906,219
	Grokker, Inc.		Senior Secured	11.5%		500,000	481,822	481,822	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	499,542	499,542	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	458,276	458,276	1/1/2026
	HaystacksAI, Inc. Subtotal					1,000,000	957,818	957,818
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	541,825	541,825	5/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	499,992	499,992	1/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	460,087	460,087	1/1/2026
	Journey Builders, Inc. Subtotal					1,000,000	960,079	960,079
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,613,376	6,613,376	10/1/2026
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,627,695	1,556,984	1,556,984	12/1/2024
	NopSec Inc.		Senior Secured	12.0%		1,392,941	1,344,673	1,344,673	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	490,615	490,615	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	472,319	472,319	10/1/2025
	Ocurate, Inc. Subtotal					1,000,000	962,934	962,934
	Overalls, Inc.		Senior Secured	13.5%		500,000	450,282	450,282	4/1/2026
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	468,276	468,276	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	153,702	153,702	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,295,466	1,295,466	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,917,444	1,917,444
	Sonatus, Inc		Senior Secured	12.5%		4,074,357	3,861,479	3,861,479	12/1/2024
	Sonatus, Inc		Senior Secured	12.5%		4,942,707	4,662,090	4,662,090	12/1/2025
	Sonatus, Inc Subtotal					9,017,064	8,523,569	8,523,569
	StayTuned Digital, Inc.		Senior Secured	12.0%		266,300	264,747	264,747	10/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		865,654	864,555	864,555	8/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,310,443	1,304,538	1,304,538	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,732,432	1,720,017	1,720,017	2/1/2026
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,904	98,395	98,395	6/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		241,605	215,760	215,760	1/1/2025
	StayTuned Digital, Inc. Subtotal					4,515,338	4,468,012	4,468,012
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	714,536	714,536	12/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		840,485	785,510	785,510	5/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,885	846,312	846,312	10/1/2025
	UCM Digital Health, Inc. Subtotal					1,706,370	1,631,822	1,631,822
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,334,142	1,334,142	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,262,090	1,262,090	6/1/2026
	Vesta Housing, Inc. Subtotal					2,750,000	2,596,232	2,596,232
	WorkRails, Inc.		Senior Secured	12.0%		455,117	424,341	60,837	2/1/2025
Software Total		71.1%				$85,444,070	$81,245,648	$80,882,144

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$1,882,439	$872,280	$872,280	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,330,963	2,203,387	2,203,387	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,333	2,401,673	2,401,673	8/1/2025
	iLearningEngines Inc. Subtotal					6,688,735	5,477,340	5,477,340
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,948,064	4,644,823	4,644,823	8/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,418,325	2,585,169	5/1/2025
Technology Services Total		11.2%				$15,305,859	$13,540,488	$12,707,332

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,500,000	$1,398,672	$1,398,672	7/1/2026
Wireless Total		1.2%				$1,500,000	$1,398,672	$1,398,672

Grand Total		236.1%				$293,264,214	$274,140,378	$268,498,972

	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations	8.2%	$9,307,275	$9,307,275
Total Cash Equivalents	8.2%	$9,307,275	$9,307,275

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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2023 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 and cash held at MUFG Bank are unsecured. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2023, the Fund held 18,541,460 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.61%, which represented 12.07% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2022, the Fund held 9,307,275 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.06%, and $209,635 in cash which together represented 8.37% of the net assets of the Fund.

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

Investment Valuation

    The Fund accounts for loans for which market quotations are not readily available at fair value as determined in good faith by the Manager, who has been appointed as the Fund's valuation designee, pursuant to Rule 2a-5 under the 1940 Act. Subject to the oversight of the Fund's Board of Directors, all valuations are determined under the direction of the Manager, in accordance with the valuation methods described below and Rule 2a-5.

As of March 31, 2023 and December 31, 2022, the financial statements included nonmarketable investments of $300.2 million and $268.5 million, respectively, (or 92.4% and 94.7% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of March 31, 2023 and December 31, 2022, loans with a cost basis of $6.4 million and $6.5 million and a fair value of $2.4 million and $2.9 million were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are measured at fair value at the time of acquisition. Warrants are valued based on a Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.

The underlying asset value is estimated based on available information.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2023 and December 31, 2022, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

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
3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2023 and December 31, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables below shows the weighted average interest rate of the performing loans and all loans:

Performing Loans	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Weighted-Average Interest Rate - Cash	13.86%	12.10%
Weighted-Average Interest Rate - Non-Cash	3.48%	4.09%
Weighted-Average Interest Rate	17.34%	16.19%

All Loans	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Weighted-Average Interest Rate - Cash	13.74%	12.10%
Weighted-Average Interest Rate - Non-Cash	3.44%	4.09%
Weighted-Average Interest Rate	17.18%	16.19%

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

All loans as of March 31, 2023 and December 31, 2022 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2023 and December 31, 2022, the Fund had unexpired unfunded commitments to borrowers of $95.0 million and $88.8 million, respectively.

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

There were no transfers in and out of Level 1, 2, or 3 during the three months ended March 31, 2023 and 2022.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Values at March 31, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$7,717,059	Hypothetical market analysis	Hypothetical market coupon rate	15% - 18%	17%

Computers & Storage	2,662,232	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Internet	32,298,411	Hypothetical market analysis	Hypothetical market coupon rate	13%- 31%	16%
		Asset Recovery	Probability weighting of alternative outcomes	100%*

Medical Devices	724,740	Hypothetical market analysis	Hypothetical market coupon rate	*	13%

Other Healthcare	25,152,599	Hypothetical market analysis	Hypothetical market coupon rate	13% - 22%	19%

Other Technology	123,686,952	Hypothetical market analysis	Hypothetical market coupon rate	13%- 25%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% -100%^

Security	4,064,501	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	13%

Semiconductors & Equipment	5,241,979	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Software	79,958,146	Hypothetical market analysis	Hypothetical market coupon rate	13%- 23%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 80%**

Technology Services	17,278,483	Hypothetical market analysis	Hypothetical market coupon rate	16%- 25%	21%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 40% **

Wireless	1,407,439	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Total Loan Investments	$300,192,541

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is no range for this industry as there is only one loan.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.
** There is only one loan in the industry.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2022	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$7,664,060	Hypothetical market analysis	Hypothetical market coupon rate	16% - 18	17%

Computers & Storage	2,648,897	Hypothetical market analysis	Hypothetical market coupon rate	*	16%

Internet	28,419,808	Hypothetical market analysis	Hypothetical market coupon rate	13% - 31%	17%
		Asset Recovery	Probability weighting of alternative outcomes	100%**

Medical Devices	721,020	Hypothetical market analysis	Hypothetical market coupon rate	*	14%

Other Healthcare	7,217,996	Hypothetical market analysis	Hypothetical market coupon rate	14% - 22%	17%

Other Technology	117,101,952	Hypothetical market analysis	Hypothetical market coupon rate	14% - 37%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 90% ^

Security	4,070,691	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%

Semiconductors & Equipment	5,666,400	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Software	80,882,144	Hypothetical market analysis	Hypothetical market coupon rate	13% -23%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% -80% **^

Technology Services	12,707,332	Hypothetical market analysis	Hypothetical market coupon rate	16% - 31%	22%
		Asset Recovery	Probability weighting of alternative outcomes	25%**

Wireless	1,398,672	Hypothetical market analysis	Hypothetical market coupon rate	*	16%

Total Loan Investments	$268,498,972

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.
* There is no range for this industry as there is only one loan.
** There is only one loan within the industry.

The following tables present the balances of assets and liabilities as of March 31, 2023 and December 31, 2022 measured at fair value on a recurring basis.

As of March 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$300,192,541	$300,192,541
Cash equivalents	18,541,460	—	—	18,541,460

Total assets	$18,541,460	$—	$300,192,541	$318,734,001

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$166,500,000	$—	$166,500,000

Total liabilities	$—	$166,500,000	$—	$166,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$268,498,972	$268,498,972
Cash equivalents	9,307,275	—	—	9,307,275

Total assets	$9,307,275	$—	$268,498,972	$277,806,247

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$165,500,000	$—	$165,500,000

Total liabilities	$—	$165,500,000	$—	$165,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	Loans	Warrants	Loans	Warrants
Beginning balance	$268,498,972	$—	$74,498,626	$—
Acquisitions and originations	47,500,000	4,641,222	71,975,000	5,048,953
Principal payments on loans, net of accretion	(14,702,930)	—	(5,029,176)	—
Distributions to shareholder	—	(4,641,222)	—	—
Net change in unrealized loss from loans	(1,103,501)	—	—	(5,048,953)
Ending balance	$300,192,541	$—	$141,444,450	$—

Net change in unrealized loss from loans still held at March 31, 2023 and 2022	$(1,103,501)	$—	$—	$—

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
5. CAPITAL STOCK

As of both March 31, 2023 and December 31, 2022, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2023 and December 31, 2022, was $500.0 million. Total contributed capital to the Company as of March 31, 2023 and December 31, 2022 was $205.0 million and $160.0 million, respectively, of which $181.0 million and $142.5 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Distributions of equity securities	$(4,641,222)	$(5,048,953)
Total distributions to shareholder	$(4,641,222)	$(5,048,953)

     Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.

6. DEBT FACILITY

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. Historically, BDCs have only been allowed to incur indebtedness by issuing senior securities if their asset coverage equals at least 200% after giving effect to such borrowings. The Small Business Credit Availability Act (the “SBCAA”), which was signed into law on March 23, 2018, added a new Section 61(a)(2) to the 1940 Act that permits BDCs like the Fund to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of non-interested directors within the meaning of Section 2(a)(19) of the 1940 Act (‘Independent Directors”), with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.

On April 30, 2021, the sole shareholder of the Fund approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act to provide the Fund with maximum leverage flexibility. The 150% asset coverage ratio became effective for the Fund on April 30, 2021. As of March 31, 2023, and December 31, 2022, the Fund’s asset coverage for borrowings was 192% and 168%.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of March 31, 2023, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, the Fund Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 1.50%,(ii) LIBOR Basis plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. The Subscription Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 0.75%, (ii) LIBOR Basis plus 1.75% or (iii) the LIBOR Market Index Rate plus 1.75%. When the Fund is using 50% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2023 and December 31, 2022, $166.5 million and $165.5 million, respectively, was outstanding under the facility.

As of March 31, 2023, the LIBOR rate was as follows:

1-Month LIBOR	4.8577%
3-Month LIBOR	5.1927%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2023 and December 31, 2022, the remaining unamortized fees and costs of $1.5 million and $1.6 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of March 31, 2023 and December 31, 2022, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2023:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$166,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$166,500,000
(a) Inclusive of 2.054% applicable LIBOR margin plus LIBOR rate.

The following is the summary of the outstanding facility draws as of December 31, 2022:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$165,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$165,500,000
(a) Inclusive of 2.003% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE

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

For the three months ended March 31, 2023 and 2022, Management fees was calculated at 1.600% and 1.575% of the Company's committed capital, respectively. Management Fees of $2.0 million was recognized as expenses for both the three months ended March 31, 2023 and 2022, respectively.

8. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2023, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$306,937,448	$—	$(6,744,907)	$(6,744,907)

Total	$306,937,448	$—	$(6,744,907)	$(6,744,907)

	As of December 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$274,140,378	$—	$(5,641,406)	$(5,641,406)

Total	$274,140,378	$—	$(5,641,406)	$(5,641,406)

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
The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2023, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2023.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of March 31, 2023, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of March 31, 2023 and December 31, 2022, the Fund’s unexpired unfunded commitments to borrowers totaled $95.0 million and $88.8 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2023 and December 31, 2022:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2023	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/23
AL Services	Other Technology	1,250,000	09/30/23
BlueCart, Inc.	Software	250,000	04/30/23
CornerUp, Inc.	Other Technology	1,000,000	06/30/23
Fanimal, Inc.	Other Technology	625,000	12/31/23
FutureProof Technologies, Inc.	Software	1,250,000	07/31/23
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Heading Health Inc.	Other Technology	750,000	06/30/23
Hoken Holdings Inc.	Software	625,000	07/31/23
Julie Products Inc.	Other Healthcare	375,000	06/30/23
Juvo Mobile, Inc.	Wireless	1,000,000	06/30/23
KBS, Inc.	Other Healthcare	500,000	05/30/23
LendTable Inc.	Other Technology	1,500,000	07/31/23
Logistech Solutions Pte. Ltd.	Other Technology	2,500,000	05/31/23
Mazen Animal Health Inc.	Biotechnology	4,000,000	05/15/23
Miami Labs, Inc.	Internet	7,500,000	06/30/23
Parkoursc, Inc.	Software	2,000,000	05/31/23
Platform Science, Inc.	Other Technology	5,000,000	09/30/23
Realm Living, Inc.	Internet	1,000,000	07/31/23
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/23
Scaleup Finance Group ApS	Software	1,250,000	07/31/23
SISU Aesthetics Clinic, Inc.	Other Technology	750,000	06/30/23
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/23
Supplant, Inc.	Other Technology	1,000,000	07/31/23
Swiftly Systems, Inc.	Software	20,000,000	01/31/24
Techspert.IO Limited	Technology Services	1,750,000	10/31/23
TLNT Inc.	Other Technology	625,000	07/31/23
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/23
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/23
Total		$95,000,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/23
Airspeed, Inc.	Other Technology	625,000	03/31/23
AL Services	Other Technology	1,250,000	05/31/23
Azumo, Inc.	Other Technology	1,000,000	03/31/23
Bankroll Club, LLC	Other Technology	1,000,000	01/31/23
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Canopy Technology Corp.	Software	1,000,000	02/28/23
CornerUp, Inc.	Other Technology	1,000,000	06/30/23

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Creoate Limited	Other Technology	500,000	03/31/23
EasyKnock, Inc.	Other Technology	2,500,000	01/31/23
Fanimal, Inc.	Other Technology	625,000	12/31/23
Form Remodel, Inc.	Software	500,000	01/31/23
FutureProof Technologies, Inc.	Software	1,250,000	07/31/23
Grayce, Inc.	Other Healthcare	750,000	03/31/23
Heading Health Inc.	Other Technology	750,000	06/30/23
Hoken Holdings Inc.	Software	625,000	07/31/23
Holo, Inc.	Other Technology	500,000	01/15/23
iLearningEngines Inc.	Technology Services	2,500,000	01/31/23
Julie Products Inc.	Other Healthcare	750,000	06/30/23
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/23
KBS, Inc.	Other Healthcare	500,000	05/30/23
LendTable Inc.	Other Technology	1,500,000	07/31/23
Literati, Inc.	Other Technology	2,500,000	03/31/23
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/23
Miami Labs, Inc.	Internet	7,500,000	06/30/23
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/23
Open Inc.	Other Healthcare	500,000	01/31/23
Overalls, Inc.	Software	500,000	03/31/23
Plant Prefab, Inc.	Other Technology	1,500,000	03/31/23
PlantBaby, inc.	Other Technology	125,000	01/31/23
Platform Science, Inc.	Other Technology	5,000,000	09/30/23
Rise Gardens, Inc.	Other Technology	500,000	02/28/23
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/23
SISU Aesthetics Clinic, Inc.	Other Technology	1,500,000	06/30/23
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/23
Supplant, Inc.	Other Technology	1,000,000	07/31/23
Swiftly Systems, Inc.	Software	20,000,000	01/31/24
TheSquareFoot, Inc.	Other Technology	1,200,000	03/31/23
TLNT Inc.	Other Technology	625,000	04/30/23
Ukko Inc.	Biotechnology	2,500,000	03/31/23
Vinvesto, Inc.	Internet	500,000	02/28/23
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/23
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/23
Zimeno Inc.	Other Technology	6,250,000	01/29/23
Total		$88,825,000

Contingencies

In the normal course of business, the Manager may enter into certain contracts, on behalf of the Fund, that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made that have not yet occurred. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

10. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2023 and 2022.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022

Total return**	4.83%	2.69%

Per share amounts:
Net asset value, beginning of period	$1,137.31	$359.85
Net investment income	71.07	14.29
Net change in unrealized loss from loans	(11.04)	—
Net increase in net assets resulting from operations	60.03	14.29
Distributions of income to shareholder	(46.41)	(14.29)
Return of capital to shareholder	—	(36.21)
Contributions from shareholder	385.00	350.00
Net asset value, end of period	$1,535.93	$673.64
Net assets, end of period	$153,592,724	$67,364,474

Ratios to average net assets:
Expenses*	15.94%	20.37%
Net investment income*	22.15%	10.56%
Portfolio turnover rate	—%	—%
Average debt outstanding	$169,875,000	$68,000,000.00

*Annualized.
** Total return amounts presented above are not annualized.

11. SUBSEQUENT EVENTS

    The Fund evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

    The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2022 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

COVID-19, the Ukraine War, the Impact of Worldwide Inflation and Rising Interest rates on Results of Operations and Liquidity & Capital Resources

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

The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the nature of the underlying business and its ability to maintain operations in the current economic environment.

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
Results of Operations - For the Three Months Ended March 31, 2023 and 2022

Analysis of Interest Income

Total investment income for the three months ended March 31, 2023 and 2022 was $12.2 million and $4.2 million respectively, which primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2023 and 2022 .

	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$278,211,560	$12,059,001	13.86%	3.48%	$102,854,406	$4,163,507	12.10%	4.09%
All Loans	$280,791,500	$12,059,001	13.74%	3.44%	$102,854,406	$4,163,507	12.10%	4.09%
Interest income for both performing loans and all loans increased by $7.9 million or 189.6%, for the three months ended March 31, 2023 compared to the same period in 2022. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $175.4 million and $177.9 million, or 170.5% and 173.0%, respectively, for the three months ended March 31, 2023 compared to the same period in 2022.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$169,875,000	$2,955,543	6.96%	$68,000,000	$679,911	4.00%

Interest expense increased by $2.3 million or 334.7% for the three months ended March 31, 2023 compared to the same period in 2022. Interest expense for the three months ended March 31, 2023, increased due primarily to higher average debt outstanding and higher weighted average interest rates.

Analysis of Operating Expense

The following table shows the components of operating expense for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,
Operating Expense	2023	2022	Change ($)
Management fees	2,000,000	1,968,750	31,250
Banking and professional fees	131,048	79,084	51,964
Other operating expenses	28,888	28,504	384
Total Operating Expense	$2,159,936	$2,076,338	$83,598

Management fees for the three months ended March 31, 2023 and 2022 were both $2.0 million. For the period from January 1, 2023 through March 31, 2023, management fees were calculated at 1.600% of the Company's committed capital. For the same period in 2022, management fees were calculated at an annual percentage of 1.575% of the Company's committed capital.

Banking and professional fees increased by less than $0.1 million for the three months ended March 31, 2023 compared to the same period in 2022. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses increased by less than $1.0 thousand for the three months ended March 31, 2023 compared to the same periods in 2022. Other operating expense included director fees, custody fees, taxes and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees was $0.3 million for both the three months ended March 31, 2023 and 2022.

Net investment income for the three months ended March 31, 2023 and 2022 was $7.1 million and $1.4 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized gain (loss) from loans for the three months ended March 31, 2023 and 2022 were both $0.

Net change in unrealized loss from loans for the three months ended March 31, 2023 and 2022 was $1.1 million and $0, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net increase in net assets resulting from operations for the three months ended March 31, 2023 and 2022 was $6.0 million and $1.4 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2023 and 2022 was $60.0 and $14.3, respectively.

Liquidity and Capital Resources – March 31, 2023 and December 31, 2022

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $181.0 million and $142.5 million as of March 31, 2023 and December 31, 2022, respectively. As of both March 31, 2023 and December 31, 2022, the Company had subscriptions for capital in the amount of $500.0 million, of which $205.0 million and $160.0 million had been called and received, respectively. As of March 31, 2023, $295.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $9.8 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The change in cash for the three months ended March 31, 2023 and 2022 was as follows:

	For the Three Months Ended March 31, 2023	For the Three Months Ended March 31, 2022
Net cash used in operating activities	$(30,475,450)	$(70,966,567)
Net cash provided by financing activities	39,500,000	68,750,000
Net increase (decrease) in cash and cash equivalents	$9,024,550	$(2,216,567)

As of March 31, 2023 and December 31, 2022, 12.07% and 8.37%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2023, $166.5 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $47.5 million for the three months ended March 31, 2023. Net loan amounts outstanding after amortization and valuation adjustments increased by $31.7 million for the same period. Unexpired unfunded commitments totaled $95.0 million as of March 31, 2023.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2023	$ 384.3 million	$ 84.1 million	$ 300.2 million	$ 95.0 million
December 31, 2022	$ 336.8 million	$ 68.3 million	$ 268.5 million	$ 88.8 million

The unexpired unfunded commitments by portfolio company as of March 31, 2023 and December 31, 2022 are detailed in Note 9 to the financial statements included in this filing.

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Management's experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions that are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The Fund seeks to maintain the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (the “Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

As of March 31, 2023, the Fund had a cash balance of $18.5 million and $106.6 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $295.0 million and recallable capital of $9.8 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2023 the Fund’s asset coverage ratio was 192%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain various elements of risk of which Management considers interest rate and credit risk to be the principal types of risks. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At March 31, 2023, the outstanding debt balance was $166.5 million with a floating interest rate based on a daily 1- month LIBOR rate, for which the Fund had no interest protection on the entire outstanding debt balance.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2023. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(92,707)	$832,500	$739,793
1%	$185,415	$(1,665,000)	$(1,479,585)
2%	$370,829	$(3,330,000)	$(2,959,171)
3%	$556,244	$(4,995,000)	$(4,438,756)
4%	$741,658	$(6,660,000)	$(5,918,342)
5%	$927,073	$(8,325,000)	$(7,397,927)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors reported in the Fund's 2022 Annual Report on Form 10-K.

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

3.2	Amended & Restated Bylaws of the Fund, incorporated by reference to Exhibit 3.1 of the Fund’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2023.
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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R.Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 11, 2023	Date:	May 11, 2023