Form 10-Q
period 2023-06-30
WTI Fund X, Inc.
filed 2023-08-11
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 11, 2023
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2023 and December 31, 2022

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2023 and 2022

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2023 and 2022

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2023 and 2022

Condensed Schedules of Investments (Unaudited)
As of June 30, 2023 and December 31, 2022

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2023 AND DECEMBER 31, 2022

	June 30, 2023	December 31, 2022
ASSETS
Loans, at estimated fair value
(cost of $336,377,646 and $274,140,378 respectively)	$328,461,221	$268,498,972
Cash and cash equivalents	38,911,776	9,516,910
Dividend and interest receivables	4,416,400	3,500,011
Other assets	2,205,900	1,931,249
Total assets	373,995,297	283,447,142

LIABILITIES
Borrowings under debt facility	210,000,000	165,500,000
Accrued management fees	2,000,000	2,000,000
Accounts payable and other accrued liabilities	3,236,310	2,216,344
Total liabilities	215,236,310	169,716,344

NET ASSETS	$158,758,987	$113,730,798

Analysis of Net Assets:

Capital paid in on shares of capital stock	$181,000,000	$142,500,000
Cumulative return of capital distributions	(21,884,926)	(21,884,926)
Total distributable losses	(356,087)	(6,884,276)
Net assets (equivalent to $1,587.59 and $1,137.31 per share based on 100,000 shares of capital stock outstanding - See Note 5 and 10)	$158,758,987	$113,730,798

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$92,812,500	$88,825,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

INVESTMENT INCOME:
Interest on loans	$14,550,186	$8,366,324	$26,609,187	$12,529,831
Other income	234,618	14,547	397,745	36,155
Total investment income	14,784,804	8,380,871	27,006,932	12,565,986

EXPENSES:
Management fees	2,000,000	1,968,750	4,000,000	3,937,500
Interest expense	3,407,742	1,077,157	6,363,285	1,757,068
Banking and professional fees	37,740	91,447	168,788	170,531
Other operating expenses	45,790	26,069	74,678	54,573
Total expenses	5,491,272	3,163,423	10,606,751	5,919,672
Net investment income	9,293,532	5,217,448	16,400,181	6,646,314

Net change in unrealized loss from loans	(1,171,518)	—	(2,275,019)	—
Net increase in net assets resulting from operations	$8,122,014	$5,217,448	$14,125,162	$6,646,314

Amounts per common share:
Net increase in net assets resulting from operations per share	$81.22	$52.17	$141.25	$66.46
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2022	100,000	$100	$79,499,900	$(10,892,656)	$(1,242,870)	$67,364,474
Net increase in net assets resulting from operations	—	—			5,217,448	5,217,448
Distributions of income to shareholder	—	—			(3,977,516)	(3,977,516)
Balance at June 30, 2022	100,000	$100	$79,499,900	$(10,892,656)	$(2,938)	$68,604,406

Balance at March 31, 2023	100,000	$100	$180,999,900	$(21,884,926)	$(5,522,350)	$153,592,724
Net increase in net assets resulting from operations	—	—	—	—	8,122,014	8,122,014
Distributions of income to shareholder	—	—	—	—	(2,955,751)	(2,955,751)
Balance at June 30, 2023	100,000	$100	$180,999,900	$(21,884,926)	$(356,087)	$158,758,987

Balance at December 31, 2021	100,000	$100	$44,499,900	$(7,272,569)	$(1,242,870)	$35,984,561
Net increase in net assets resulting from operations	—	—	—	—	6,646,314	6,646,314
Distributions of income to shareholder	—	—	—	—	(5,406,382)	(5,406,382)
Return of capital to shareholder	—	—	—	(3,620,087)	—	(3,620,087)
Contributions from shareholder	—	—	35,000,000	—	—	35,000,000
Balance at June 30, 2022	100,000	$100	$79,499,900	$(10,892,656)	$(2,938)	$68,604,406

Balance at December 31, 2022	100,000	$100	$142,499,900	$(21,884,926)	$(6,884,276)	$113,730,798
Net increase in net assets resulting from operations	—	—	—	—	14,125,162	14,125,162
Distributions of income to shareholder	—	—	—	—	(7,596,973)	(7,596,973)
Contributions from shareholder	—	—	38,500,000	—	—	38,500,000
Balance at June 30, 2023	100,000	$100	$180,999,900	$(21,884,926)	$(356,087)	$158,758,987

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$14,125,162	$6,646,314
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized loss from loans	2,275,019	—
Amortization of deferred costs related to debt facility	217,161	215,205
Origination of loans	(94,062,500)	(127,425,000)
Principal payments on loans, net of accretion	30,965,905	34,824,966
Acquisition of equity securities	(6,737,646)	(8,978,578)
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(916,389)	(1,196,440)
Net increase in other assets	(450,732)	(48,768)
Net increase in accounts payable, other accrued liabilities and accrued management fees	1,019,966	431,636
Net cash used in operating activities	$(53,564,054)	$(95,530,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	$38,500,000	$35,000,000
Borrowings under debt facility	61,000,000	96,000,000
Repayments of borrowings under debt facility	(16,500,000)	(33,000,000)
Payments of debt facility fees and costs	(41,080)	(250,000)
Net cash provided by financing activities	$82,958,920	$97,750,000

Net increase in cash and cash equivalents	$29,394,866	$2,219,335

CASH AND CASH EQUIVALENTS:
Beginning of period	$9,516,910	$15,658,685
End of period	$38,911,776	$17,878,020

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$5,754,639	$1,185,451
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$7,596,973	$9,026,469
Receipt of equity securities as repayment of loans	$859,327	$47,891

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$5,000,000	$4,716,132	$4,716,132	8/1/2026
	Mazen Animal Health Inc.		Senior Secured	14.3%		4,000,000	3,764,912	3,764,912	8/1/2026
	Ukko Inc.		Senior Secured	11.5%		3,500,000	3,303,113	3,303,113	5/1/2026
Biotechnology Total		7.4%				$12,500,000	$11,784,157	$11,784,157

Computers & Storage
	Proto, Inc.		Senior Secured	12.8%		$1,296,471	$1,296,470	$1,296,470	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		1,296,227	1,222,532	1,222,532	10/1/2025
	Proto, Inc. Subtotal					2,592,698	2,519,002	2,519,002
Computers & Storage Total		1.6%				$2,592,698	$2,519,002	$2,519,002

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$256,219	$182,039	$182,039	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		170,813	170,805	170,805	7/1/2025
	Ainsly, Inc. ** ^ Subtotal					427,032	352,844	352,844
	D2C Store, Inc.		Senior Secured	10.0%		1,952,500	1,649,617	1,649,617	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,065,152	7,065,152	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		958,053	918,424	918,424	1/1/2025
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,558,720	11,558,720	7/1/2026
	Realm Living, Inc.		Senior Secured	13.0%		4,000,000	3,795,206	3,795,206	5/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,354,002	1,335,317	1,335,317	9/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,265,221	1,169,675	1,169,675	7/1/2025
	RenoFi, Inc. Subtotal					2,619,223	2,504,992	2,504,992
	RetailerX, Inc.		Senior Secured	10.0%	100.0%	3,500,000	3,500,000	3,500,000	6/28/2024
	RetailerX, Inc.		Senior Secured	11.0%		989,944	972,930	972,930	4/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		1,921,414	1,843,221	1,843,221	11/1/2025
	RetailerX, Inc.		Senior Secured	11.0%		989,529	975,268	975,268	1/1/2026
	RetailerX, Inc. Subtotal					7,400,887	7,291,419	7,291,419
	Vinvesto, Inc.		Senior Secured	14.8%		250,000	223,402	223,402	5/1/2026
	Vinvesto, Inc.		Senior Secured	15.0%		250,000	250,000	250,000	5/1/2026
	Vinvesto, Inc. Subtotal					500,000	473,402	473,402
	Wildxyz, Inc.		Senior Secured	12.8%	4.7%	2,000,000	1,846,154	1,846,154	7/1/2026
Internet Total		23.6%				$39,857,695	$37,455,930	$37,455,930

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$2,000,000	$1,821,600	$1,821,600	1/1/2027
	Gallant Pet, Inc.		Senior Secured	14.0%		2,000,000	1,770,380	1,770,380	10/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Serpex Medical Inc.		Senior Secured	11.0%		728,328	707,002	707,002	11/1/2025
Medical Devices Total		2.7%				$4,728,328	$4,298,982	$4,298,982

Other Healthcare
	CarePoint, Inc. ** ^		Senior Secured	13.8%	5.0%	$1,000,000	$809,426	$809,426	7/1/2026
	GoForward, Inc.		Senior Secured	12.8%		20,000,000	17,543,046	17,543,046	10/1/2026
	Grayce, Inc.		Senior Secured	14.0%		750,000	703,496	703,496	2/1/2026
	Julie Products Inc.		Senior Secured	15.8%		375,000	363,583	363,583	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	940,641	940,641	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		375,000	364,074	364,074	4/1/2026
	Julie Products Inc. Subtotal					1,750,000	1,668,298	1,668,298
	KBS, Inc.		Senior Secured	14.0%		250,000	223,662	223,662	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,446,550	1,446,550	12/1/2025
	Open Inc.		Senior Secured	14.8%		500,000	490,997	490,997	3/1/2026
	Open Inc.		Senior Secured	13.5%		500,000	470,462	470,462	3/1/2026
	Open Inc. Subtotal					1,000,000	961,459	961,459
	PrecisionOS Technology Inc. **^		Senior Secured	12.0%		853,270	813,895	813,895	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	219,877	219,877	5/1/2026
Other Healthcare Total		15.4%				$27,353,270	$24,389,709	$24,389,709

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$625,000	$625,000	$625,000	7/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		625,000	585,756	585,756	1/1/2026
	Airspeed, Inc. Subtotal					1,250,000	1,210,756	1,210,756
	AL Services ** ^		Senior Secured	12.5%		422,391	384,475	384,475	7/1/2025
	ArroFi Inc.		Senior Secured	11.3%		2,500,000	2,376,509	2,376,509	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,385,790	1,385,790	1/1/2026
	Badiani Limited ** ^		Senior Secured	13.5%		1,000,000	920,504	920,504	9/1/2026
	Bankroll Club, LLC		Senior Secured	13.3%		1,000,000	883,250	632,437	1/1/2026
	Bankroll Club, LLC		Senior Secured	14.8%		1,000,000	1,000,000	716,034	1/1/2026
	Bankroll Club, LLC Subtotal					2,000,000	1,883,250	1,348,471
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		798,855	786,432	786,432	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		799,159	785,604	785,604	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		1,597,622	1,516,887	1,516,887	10/1/2025
	Beekeeper's Naturals, Inc ** ^ Subtotal					3,195,636	3,088,923	3,088,923
	Bryte, Inc.		Senior Secured	10.0%		1,875,663	1,807,916	1,807,916	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,731,231	1,692,900	1,692,900	4/1/2026
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,506,581	1,437,375	1,437,375	4/1/2025
	Ceres Imaging, Inc. Subtotal					3,237,812	3,130,275	3,130,275
	Chairman Me, Inc.		Senior Secured	12.0%		641,232	610,587	281,804	3/1/2025
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,606,943	3,606,943	1/1/2026
	Copia Global Inc.** ^		Senior Secured	12.0%		3,750,000	3,694,546	3,694,546	7/1/2026
	Copia Global Inc. ** ^ Subtotal					7,500,000	7,301,489	7,301,489

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	CornerUp, Inc.		Senior Secured	15.0%		250,000	244,440	244,440	4/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	205,899	205,899	3/1/2026
	CornerUp, Inc. Subtotal					500,000	450,339	450,339
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	712,516	712,516	12/1/2025
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	245,039	245,039	3/1/2026
	Creoate Limited ** ^ Subtotal					1,000,000	957,555	957,555
	Daybase, Inc.		Senior Secured	11.0%		1,265,000	1,185,577	37,520	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,354,994	2,141,948	2,141,948	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,420,921	2,420,921	5/1/2026
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,439,788	2,439,788	12/1/2025
	EasyKnock, Inc. Subtotal					7,354,994	7,002,657	7,002,657
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,884,202	1,758,239	1,758,239	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,184,953	2,131,956	2,131,956	8/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					4,069,155	3,890,195	3,890,195
	Fanimal, Inc.		Senior Secured	11.8%		226,270	197,763	197,763	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		375,000	366,779	366,779	7/1/2026
	Fanimal, Inc. Subtotal					601,270	564,542	564,542
	Heading Health Inc.		Senior Secured	12.5%		315,032	295,213	134,231	12/1/2024
	Heading Health Inc.		Senior Secured	13.5%		750,000	668,482	390,758	2/1/2026
	Heading Health Inc. Subtotal					1,065,032	963,695	524,989
	Hint, Inc.		Senior Secured	12.0%		6,438,420	5,691,478	5,691,478	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		1,000,000	916,913	916,913	12/1/2025
	Holo, Inc.		Senior Secured	15.5%		500,000	482,017	482,017	5/1/2026
	Holo, Inc. Subtotal					1,500,000	1,398,930	1,398,930
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,868,727	2,868,727	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,428,717	2,344,739	2,344,739	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		1,594,944	1,560,455	1,560,455	9/1/2024
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,387,293	1,387,293	12/1/2025
	Joy Memories, Inc		Senior Secured	12.8%	1.5%	5,000,000	4,677,165	4,677,165	2/1/2027
	Joy Memories, Inc Subtotal					6,500,000	6,064,458	6,064,458
	Kinoo, Inc.		Senior Secured	11.5%		752,761	722,112	722,112	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,175,581	1,121,053	1,121,053	5/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,472,354	2,432,858	2,432,858	1/1/2026
	Lacuna Technologies, Inc. Subtotal					3,647,935	3,553,911	3,553,911
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,891,726	1,891,726	3/1/2026
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,460,837	1,460,837	9/1/2026
	LendTable Inc. Subtotal					3,500,000	3,352,563	3,352,563
	Literati, Inc.		Senior Secured	11.3%		4,512,831	4,320,303	4,320,303	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		2,257,154	2,225,727	2,225,727	9/1/2025
	Literati, Inc. Subtotal					6,769,985	6,546,030	6,546,030
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	977,102	977,102	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	421,697	421,697	12/1/2025
	Logistech Solutions Pte. Ltd. Subtotal **^					1,500,000	1,398,799	1,398,799
	Maker Wine Company		Senior Secured	11.8%		345,588	334,883	334,883	2/1/2025
	Markai Holdings, LLC		Senior Secured	6.3%		868,452	814,587	517,544	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		6,297,664	6,139,434	6,139,434	12/1/2024
	Nue Life Health, Inc.		Senior Secured	11.5%		1,536,944	1,442,503	502,190	6/1/2026
	Ocho Holdings Co.		Senior Secured	11.3%		313,561	309,901	309,901	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		313,425	302,590	302,590	12/1/2024
	Ocho Holdings Co. Subtotal					626,986	612,491	612,491
	Plant Prefab, Inc.		Senior Secured	12.4%		1,500,000	1,408,079	1,408,079	12/1/2025
	PlantBaby, inc.		Senior Secured	13.8%		125,000	109,437	109,437	1/1/2026
	PlantBaby, inc.		Senior Secured	14.3%		125,000	119,770	119,770	5/1/2026
	PlantBaby, inc.		Senior Secured	12.0%		198,172	184,822	184,822	5/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		106,659	104,393	104,393	7/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		117,794	115,026	115,026	10/1/2025
	PlantBaby, inc. Subtotal					672,625	633,448	633,448
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,655,935	4,655,935	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,914,870	4,914,870	3/1/2026
	Platform Science, Inc. Subtotal					10,000,000	9,570,805	9,570,805
	Reali Inc.		Senior Secured	12.5%		3,680,288	2,725,123	36,745	*
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	488,778	488,778	10/1/2026
	Rise Gardens, Inc.		Senior Secured	11.8%		971,392	936,931	936,931	11/1/2025
	Rise Gardens, Inc. Subtotal					1,471,392	1,425,709	1,425,709
	Romaine Empire, Inc.		Senior Secured	12.0%		2,967,451	2,727,743	2,727,743	12/1/2026
	Romaine Empire, Inc.		Senior Secured	14.5%		2,963,187	2,891,518	2,891,518	1/1/2027
	Romaine Empire, Inc.		Senior Secured	13.5%		2,964,130	2,900,336	2,900,336	12/1/2026
	Romaine Empire, Inc. Subtotal					8,894,768	8,519,597	8,519,597
	Runzy, Inc.		Senior Secured	14.3%		250,000	238,774	238,774	6/1/2027
	Scripta Insights, Inc.		Senior Secured	12.0%		1,506,794	1,459,123	1,459,123	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		376,865	371,186	371,186	4/1/2025
	Scripta Insights, Inc. Subtotal					1,883,659	1,830,309	1,830,309
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	957,625	957,625	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		750,000	742,699	742,699	5/1/2026
	SISU Aesthetics Clinic, Inc. Subtotal ** ^					1,750,000	1,700,324	1,700,324
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	865,808	865,808	10/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,892,214	1,892,214	7/1/2026
	TheSquareFoot, Inc.		Senior Secured	18.0%		660,608	357,189	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,324,421	1,275,616	1,275,616	8/1/2025
	TLNT Inc.		Senior Secured	14.8%		125,000	122,078	122,078	4/1/2026
	TLNT Inc.		Senior Secured	15.3%		312,500	304,082	304,082	8/1/2026
	TLNT Inc.		Senior Secured	14.3%		375,000	336,053	336,053	4/1/2026
	TLNT Inc. Subtotal					812,500	762,213	762,213
	TomoCredit, Inc.		Senior Secured	11.5%		1,219,992	1,160,444	1,160,444	6/1/2025
	TomoCredit, Inc.		Senior Secured	13.8%		3,000,000	2,818,863	2,818,863	4/1/2027
	TomoCredit, Inc.		Senior Secured	11.5%		1,220,162	1,220,162	1,220,162	6/1/2025
	TomoCredit, Inc. Subtotal					5,440,154	5,199,469	5,199,469
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,816,002	4,816,002	4/1/2026
	Virtuix Holdings, Inc.		Senior Secured	12.3%		456,754	445,136	445,136	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		565,404	553,887	553,887	4/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Wellth, Inc.		Senior Secured	12.0%		942,206	890,763	890,763	4/1/2025
	Wellth, Inc. Subtotal					1,507,610	1,444,650	1,444,650
	Zeno Technologies, Inc.		Senior Secured	10.0%		212,516	196,538	196,538	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		212,516	212,514	212,514	7/1/2025
	Zeno Technologies, Inc. Subtotal					425,032	409,052	409,052
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,933,768	5,933,768	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,106,156	6,106,156	10/1/2026
	Zimeno Inc. Subtotal					12,500,000	12,039,924	12,039,924
Other Technology Total		84.9%				$149,516,392	$141,520,575	$134,787,327

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,870,064	$1,870,064	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,999,978	1,999,978	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,870,042	3,870,042
	Lassen Peak, Inc.		Senior Secured	11.0%		186,024	180,607	180,607	8/1/2024
Security Total		2.6%				$4,186,024	$4,050,649	$4,050,649

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$4,991,420	$4,801,409	$4,801,409	9/1/2025
Semiconductors & Equipment Total		3.0%				$4,991,420	$4,801,409	$4,801,409

Software
	Abacum Inc. **^		Senior Secured	13.5%		$1,500,000	$1,357,241	$1,357,241	10/1/2026
	Actual Systems, Inc.		Senior Secured	12.0%		$814,400	$767,976	$767,976	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		3,138,342	3,012,655	3,012,655	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		990,886	943,846	943,846	1/1/2025
	Blackcart, Inc. **^		Senior Secured	13.3%	6.4%	1,000,000	919,600	919,600	1/1/2027
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,410,816	1,410,816	2/1/2026
	BlueCart, Inc.		Senior Secured	14.8%		250,000	242,848	242,848	2/1/2026
	BlueCart, Inc. Subtotal					1,750,000	1,653,664	1,653,664
	Bound Rates, Inc. **^		Senior Secured	12.0%		2,034,792	1,976,368	1,976,368	6/1/2025
	Breakout Commerce, Inc.		Senior Secured	12.5%		2,168,349	2,082,274	2,082,274	2/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,458,080	1,375,558	1,375,558	11/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		1,000,000	977,199	977,199	3/1/2026
	Canopy Technology Corp. Subtotal					2,458,080	2,352,757	2,352,757
	Chowbus, Inc.		Senior Secured	12.0%		3,584,506	3,261,699	3,261,699	3/1/2025
	Clarified Inc.		Senior Secured	12.0%		594,515	557,251	557,251	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,421,346	1,421,346	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,993	499,993	1/1/2027
	Common Sun, Inc Subtotal					2,000,000	1,921,339	1,921,339
	Eskalera, Inc.		Senior Secured	12.0%		1,483,412	1,410,349	1,410,349	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	490,521	490,521	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	459,942	459,942	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	491,327	491,327	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	492,841	492,841	2/1/2026
	Form Remodel, Inc. Subtotal					2,000,000	1,934,631	1,934,631

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	925,694	925,694	6/1/2026
	Gladly Software, Inc.		Senior Secured	11.6%		24,725,393	23,375,880	23,375,880	12/1/2026
	Grokker, Inc.		Senior Secured	11.5%		476,563	462,653	462,653	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	468,059	468,059	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	500,000	500,000	1/1/2026
	HaystacksAI, Inc. Subtotal					1,000,000	968,059	968,059
	Hdata, Inc.		Senior Secured	12.8%	2.5%	500,000	434,926	434,926	10/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	557,311	557,311	5/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	3,000,000	2,768,996	2,768,996	9/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	469,458	469,458	1/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	499,994	499,994	1/1/2026
	Journey Builders, Inc. Subtotal					1,000,000	969,452	969,452
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,673,019	6,673,019	10/1/2026
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,255,007	1,212,865	1,212,865	12/1/2024
	NopSec Inc.		Senior Secured	12.0%		1,089,527	1,060,026	1,060,026	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		470,999	450,926	450,926	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		470,999	464,222	464,222	10/1/2025
	Ocurate, Inc. Subtotal					941,998	915,148	915,148
	Overalls, Inc.		Senior Secured	13.5%		500,000	460,065	460,065	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		250,000	250,000	250,000	4/1/2026
	Overalls, Inc. Subtotal					750,000	710,065	710,065
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	3,000,000	2,802,386	2,802,386	10/1/2026
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	470,047	470,047	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	161,401	161,401	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,300,298	1,300,298	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,931,746	1,931,746
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		1,250,000	1,128,549	1,128,549	6/1/2026
	Sonatus, Inc		Senior Secured	12.5%		3,148,709	3,021,249	3,021,249	12/1/2024
	Sonatus, Inc		Senior Secured	12.5%		4,945,074	4,725,952	4,725,952	12/1/2025
	Sonatus, Inc Subtotal					8,093,783	7,747,201	7,747,201
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	723,322	723,322	12/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,597,359	1,479,116	1,479,116	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,342,910	1,342,910	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,285,863	1,285,863	6/1/2026
	Vesta Housing, Inc. Subtotal					2,750,000	2,628,773	2,628,773
	WorkRails, Inc.		Senior Secured	12.0%		455,117	397,034	47,012	*
Software Total		52.7%				$88,777,029	$84,023,871	$83,673,849

Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$2,474,813	$2,406,776	$2,406,776	1/1/2026
	iLearningEngines Inc.		Senior Secured	11.5%		1,882,492	1,799,328	1,799,328	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,407,569	772,242	772,242	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,184,332	2,133,062	2,133,062	8/1/2025
	iLearningEngines Inc. Subtotal					7,949,206	7,111,408	7,111,408
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,367,940	4,155,894	4,155,894	8/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,536,506	2,703,351	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		3,000,000	2,749,520	2,749,520	6/1/2026
	Surround Group, Inc.		Senior Secured	14.3%		1,000,000	935,036	935,036	4/1/2026
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,750,000	1,628,247	1,628,247	6/1/2026
Technology Services Total		12.1%				$21,736,206	$20,116,611	$19,283,456

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,500,000	$1,416,751	$1,416,751	7/1/2026
Wireless Total		0.9%				$1,500,000	$1,416,751	$1,416,751

	Grand Total	206.9%				$357,739,062	$336,377,646	$328,461,221

	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund	24.5%	$38,911,776	$38,911,776
Total Cash Equivalents	24.5%	$38,911,776	$38,911,776

* As of June 30, 2023, loans with a cost basis of $10.7 million and a fair value of $5.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2023, 16.8% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of June 30, 2023, all loans were made to non-affiliates.

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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by FDIC, while all cash held at MUFG Bank is uninsured by FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2023, the Fund held 38,911,776 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.97%, which represented 24.51% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2022, the Fund held 9,307,275 Class Z units in the First American Government Obligations Fund valued at $1 per unit at a yield of 4.06%, and $209,635 in cash which together represented 8.37% of the net assets of the Fund.

Interest Income

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.

Realized Gains and Losses from Loans

    Realized gains or losses on the sale of loans are computed using the difference between the amortized cost and the sales proceeds. Realized losses on loan write-offs are recognized when management determines that a loan is uncollectible.

Investment Valuation

    The Fund accounts for loans for which market quotations are not readily available at fair value as determined in good faith by the Manager, who has been appointed as the Fund's valuation designee, pursuant to Rule 2a-5 under the 1940 Act. Subject to the oversight of the Fund's Board, all valuations are determined under the direction of the Manager, in accordance with the valuation methods described below and Rule 2a-5.

As of June 30, 2023 and December 31, 2022, the financial statements included nonmarketable investments of $328.5 million and $268.5 million, respectively, (or 87.8% and 94.7% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of June 30, 2023 and December 31, 2022, loans with a cost basis of $10.7 million and $6.5 million and a fair value of $5.0 million and $2.9 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2023 and December 31, 2022, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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
3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2023 and December 31, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted average interest rate of the performing loans and all loans:

Performing Loans	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Weighted-Average Interest Rate - Cash	14.62%	15.86%	14.29%	14.54%
Weighted-Average Interest Rate - Non-Cash	4.03%	5.13%	3.77%	4.78%
Weighted-Average Interest Rate	18.65%	20.99%	18.06%	19.32%

All Loans	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Weighted-Average Interest Rate - Cash	14.48%	15.86%	14.14%	14.54%
Weighted-Average Interest Rate - Non-Cash	3.99%	5.13%	3.74%	4.78%
Weighted-Average Interest Rate	18.47%	20.99%	17.88%	19.32%

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

All loans as of June 30, 2023 and December 31, 2022 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2023 and December 31, 2022, the Fund had unexpired unfunded commitments to borrowers of $92.8 million and $88.8 million, respectively.

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

There were no transfers in and out of Level 1, 2, or 3 during the six months ended June 30, 2023 and 2022.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated exit values. As a result, the Fund's loan investments are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$11,784,157	Hypothetical market analysis	Hypothetical market coupon rate	16% - 18%	17%

Computers & Storage	2,519,002	Hypothetical market analysis	Hypothetical market coupon rate	*	16%

Internet	37,455,930	Hypothetical market analysis	Hypothetical market coupon rate	12% - 32%	16%
		Asset Recovery	Probability weighting of alternative outcomes	30% - 70% **

Medical Devices	4,298,982	Hypothetical market analysis	Hypothetical market coupon rate	14% - 21%	19%

Other Healthcare	24,389,709	Hypothetical market analysis	Hypothetical market coupon rate	14% - 28%	20%

Other Technology	134,787,327	Hypothetical market analysis	Hypothetical market coupon rate	14% - 25%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Security	4,050,649	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%

Semiconductors & Equipment	4,801,409	Hypothetical market analysis	Hypothetical market coupon rate	*	15%

Software	83,673,849	Hypothetical market analysis	Hypothetical market coupon rate	13% - 23%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 90% **

Technology Services	19,283,456	Hypothetical market analysis	Hypothetical market coupon rate	16% - 25%	21%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 40% **

Wireless	1,416,751	Hypothetical market analysis	Hypothetical market coupon rate	*	16%

Total Loan Investments	$328,461,221

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

The following tables present the balances of assets and liabilities as of June 30, 2023 and December 31, 2022 measured at fair value on a recurring basis.

As of June 30, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$328,461,221	$328,461,221
Cash equivalents	38,911,776	—	—	38,911,776

Total assets	$38,911,776	$—	$328,461,221	$367,372,997

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$210,000,000	$—	$210,000,000

Total liabilities	$—	$210,000,000	$—	$210,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$268,498,972	$268,498,972
Cash equivalents	9,307,275	—	—	9,307,275

Total assets	$9,307,275	$—	$268,498,972	$277,806,247

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$165,500,000	$—	$165,500,000

Total liabilities	$—	$165,500,000	$—	$165,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Loans	Warrants	Loans	Warrants
Beginning balance	$300,192,541	$—	$268,498,972	$—
Acquisitions and originations	46,562,500	2,955,751	94,062,500	7,596,973
Principal payments on loans, net of accretion	(17,122,302)	—	(31,825,232)	—
Distributions to shareholder	—	(2,955,751)	—	(7,596,973)
Net change in unrealized loss from loans	(1,171,518)	—	(2,275,019)	—
Ending balance	$328,461,221	$—	$328,461,221	$—

Net change in unrealized loss from loans still held at June 30, 2023	$(1,171,518)		$(2,275,019)

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022
	Loans	Warrants	Loans	Warrants
Beginning balance	$141,444,450	$—	$74,498,626	$—
Acquisitions and originations	55,450,000	3,977,516	127,425,000	9,026,469
Principal payments on loans, net of accretion	(29,843,681)	—	(34,872,857)	—
Distributions to shareholder	—	(3,977,516)	—	(9,026,469)
Ending balance	$167,050,769	$—	$167,050,769	$—

Net change in unrealized loss from loans still held at June 30, 2022	$—		$—

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
5. CAPITAL STOCK

As of both June 30, 2023 and December 31, 2022, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2023 and December 31, 2022, was $500.0 million. Total contributed capital to the Company as of June 30, 2023 and December 31, 2022 was $205.0 million and $160.0 million, respectively, of which $181.0 million and $142.5 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Distributions of equity securities	$(7,596,973)	$(9,026,469)
Total distributions to shareholder	$(7,596,973)	$(9,026,469)

     Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.

6. DEBT FACILITY

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. Historically, BDCs have only been allowed to incur indebtedness by issuing senior securities if their asset coverage equals at least 200% after giving effect to such borrowings. The Small Business Credit Availability Act, which was signed into law on March 23, 2018, added a new Section 61(a)(2) to the 1940 Act that permits BDCs like the Fund to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of non-interested directors within the meaning of Section 2(a)(19) of the 1940 Act, with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.

On April 30, 2021, the sole shareholder of the Fund approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act to provide the Fund with maximum leverage flexibility. The 150% asset coverage ratio became effective for the Fund on April 30, 2021. As of June 30, 2023, and December 31, 2022, the Fund’s asset coverage for borrowings was 175% and 168%.

On October 18, 2021, the Fund entered into a loan agreement with ING Capital LLC, that established a secured revolving loan facility in an initial amount of up to $125.0 million with the option to request that borrowing availability be increased up to $375.0 million, subject to further negotiation and credit approval. On December 17,
2021, the Fund entered into an Assignment, Assumption and Accession Agreement and Amendment No. 1 to the Loan and Security Agreement with ING Capital LLC and Zions Bancorporation N.A. dba California Bank & Trust, with participation from Wells Fargo Bank, N.A., Bank Leumi USA, Bank of Hope and MUFG Union Bank, N.A., that increased the size of the facility to $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision. Effective January 18, 2022, ING Capital assigned $30.0 million of its commitment in the debt facility to City National Bank.

On June 15, 2023, the Fund along with the Guarantors, entered into an Amendment No. 3 to the Loan and Security Agreement (the "Amendment No. 3") with lenders named therein that provides for, among other modifications (i) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (ii) conversion of an existing LIBOR Market Index Rate Loan to an Adjusted Term SOFR Loan (as defined in Amendment No. 3). The amendments set forth in Amendment No. 3 became effective as of June 26, 2023. The first repricing of our outstanding debt to reflect the new Adjusted Term SOFR Loan rates occurred on July 3, 2023.

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Fund Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, a LIBOR Loan or a LIBOR Market Index Rate Loan. As of June 30, 2023, the Fund’s outstanding borrowings were LIBOR Market Index Rate Loans. Subsequent to quarter end, the outstanding loans converted to Adjusted Term SOFR rate loans (as defined in Amendment No. 3). The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, the Fund Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 1.50%,(ii) LIBOR Basis plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. The Subscription Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 0.75%, (ii) LIBOR Basis plus 1.75% or (iii) the LIBOR Market Index Rate plus 1.75%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2023 and December 31, 2022, $210.0 million and $165.5 million, respectively, was outstanding under the facility.

As of June 30, 2023, the LIBOR rate was as follows:

1-month LIBOR	5.2177%
3-month LIBOR	5.5454%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2023 and December 31, 2022, the remaining unamortized fees and costs of $1.5 million and $1.6 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of June 30, 2023 and December 31, 2022, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2023:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan (b)	$210,000,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$210,000,000
(a) Inclusive of 2.054% applicable LIBOR margin plus LIBOR rate.
(b) On July 3, 2023, converted to an Adjusted Term SOFR Rate Loan as defined in Amendment No. 3.

The following is the summary of the outstanding facility draws as of December 31, 2022:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$165,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$165,500,000
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

For the six months ended June 30, 2023 and 2022, Management Fees were calculated at 1.600% and 1.575% of the Company's committed capital, respectively. Management Fees of $2.0 million and $4.0 million were recognized as expenses for the three and six months ended June 30, 2023, respectively. Management Fees of $2.0 million and $3.9 million were recognized as expenses for the three and six months ended June 30, 2022, respectively.

8. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2023, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$336,377,646	$—	$(7,916,425)	$(7,916,425)

Total	$336,377,646	$—	$(7,916,425)	$(7,916,425)

	As of December 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$274,140,378	$—	$(5,641,406)	$(5,641,406)

Total	$274,140,378	$—	$(5,641,406)	$(5,641,406)

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
The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2023, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2023.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2023, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of June 30, 2023 and December 31, 2022, the Fund’s unexpired unfunded commitments to borrowers totaled $92.8 million and $88.8 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2023 and December 31, 2022:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2023	Expiration Date
GoForward, Inc.	Other Healthcare	$30,000,000	12/31/26
Runzy, Inc.	Other Technology	750,000	07/31/24
High Definition Vehicle Insurance, Inc.	Other Technology	15,000,000	07/15/24
Hdata, Inc.	Software	500,000	04/30/24
Swiftly Systems, Inc.	Software	20,000,000	01/31/24
Abacum Inc.	Software	1,500,000	12/31/23
Fanimal, Inc.	Other Technology	625,000	12/31/23
Badiani Limited	Other Technology	1,000,000	10/31/23
Techspert.IO Limited	Technology Services	1,750,000	10/31/23
Akadeum Life Sciences, Inc.	Medical Devices	1,000,000	10/31/23
State Affairs, Inc.	Other Technology	2,500,000	10/31/23
Platform Science, Inc.	Other Technology	5,000,000	09/30/23
AL Services	Other Technology	1,250,000	09/30/23
Wildxyz, Inc.	Internet	1,500,000	09/30/23
Gallant Pet, Inc.	Medical Devices	1,000,000	09/30/23
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/23
Realm Living, Inc.	Internet	1,000,000	07/31/23
Hoken Holdings Inc.	Software	625,000	07/31/23
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/23
FutureProof Technologies, Inc.	Software	1,250,000	07/31/23
Scaleup Finance Group ApS	Software	1,250,000	07/31/23
TLNT Inc.	Other Technology	312,500	07/31/23
Supplant, Inc.	Other Technology	1,000,000	07/30/23
Ioogo Inc.	Software	2,000,000	07/30/23
Total		$92,812,500

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/23
Airspeed, Inc.	Other Technology	625,000	03/31/23
AL Services	Other Technology	1,250,000	05/31/23
Azumo, Inc.	Other Technology	1,000,000	03/31/23
Bankroll Club, LLC	Other Technology	1,000,000	01/31/23
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Canopy Technology Corp.	Software	1,000,000	02/28/23
CornerUp, Inc.	Other Technology	1,000,000	06/30/23
Creoate Limited	Other Technology	500,000	03/31/23
EasyKnock, Inc.	Other Technology	2,500,000	01/31/23
Fanimal, Inc.	Other Technology	625,000	12/31/23
Form Remodel, Inc.	Software	500,000	01/31/23
FutureProof Technologies, Inc.	Software	1,250,000	07/31/23
Grayce, Inc.	Other Healthcare	750,000	03/31/23
Heading Health Inc.	Other Technology	750,000	06/30/23
Hoken Holdings Inc.	Software	625,000	07/31/23
Holo, Inc.	Other Technology	500,000	01/15/23
iLearningEngines Inc.	Technology Services	2,500,000	01/31/23
Julie Products Inc.	Other Healthcare	750,000	06/30/23
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/23
KBS, Inc.	Other Healthcare	500,000	05/30/23
LendTable Inc.	Other Technology	1,500,000	07/31/23
Literati, Inc.	Other Technology	2,500,000	03/31/23
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/23
Miami Labs, Inc.	Internet	7,500,000	06/30/23
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/23
Open Inc.	Other Healthcare	500,000	01/31/23
Overalls, Inc.	Software	500,000	03/31/23
Plant Prefab, Inc.	Other Technology	1,500,000	03/31/23
PlantBaby, inc.	Other Technology	125,000	01/31/23
Platform Science, Inc.	Other Technology	5,000,000	09/30/23
Rise Gardens, Inc.	Other Technology	500,000	02/28/23
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/23
SISU Aesthetics Clinic, Inc.	Other Technology	1,500,000	06/30/23
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/23
Supplant, Inc.	Other Technology	1,000,000	07/31/23
Swiftly Systems, Inc.	Software	20,000,000	01/31/24
TheSquareFoot, Inc.	Other Technology	1,200,000	03/31/23
TLNT Inc.	Other Technology	625,000	04/30/23
Ukko Inc.	Biotechnology	2,500,000	03/31/23
Vinvesto, Inc.	Internet	500,000	02/28/23
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/23
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/23
Zimeno Inc.	Other Technology	6,250,000	01/29/23
Total		$88,825,000

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

10. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2023 and 2022.

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

The following per share data and ratios have been derived from the information provided in the financial statements.

	For the Three Months Ended June 30, 2023	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022

Total return**	5.29%	7.75%	10.38%	10.65%

Per share amounts:
Net asset value, beginning of period	$1,535.93	$673.64	$1,137.31	$359.85
Net investment income	92.94	52.17	164.00	66.46
Net change in unrealized loss from loans	(11.72)	—	(22.75)	—
Net increase in net assets resulting from operations	81.22	52.17	141.25	66.46
Distributions of income to shareholder	(29.56)	(39.77)	(75.97)	(54.06)
Return of capital to shareholder	—	—	—	(36.21)
Contributions from shareholder	—	—	385.00	350.00
Net asset value, end of period	$1,587.59	$686.04	$1,587.59	$686.04
Net assets, end of period	$158,758,987	$68,604,406	$158,758,987	$68,604,406

Ratios to average net assets:
Expenses*	14.30%	18.78%	15.04%	19.47%
Net investment income*	24.19%	30.97%	23.25%	21.87%
Portfolio turnover rate	—%	—%	—%	—%
Average debt outstanding	$184,375,000	$106,000,000	$178,642,857	$86,785,714

*Annualized.
** Total return amounts presented above are not annualized.

11. SUBSEQUENT EVENTS

    The Fund evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements except for those discussed in Note 6 above.

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

    The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the members of the Company as ordinary income); thus, such income will be subject to a double layer of taxation. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as investment manager for Fund IX. The Fund’s Board intends that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s existence automatically expires), the Fund may invest in each portfolio company in which Fund IX makes investments. Generally, the amount of each investment will be allocated 50% to the Fund and 50% to Fund IX, or such other allocations as may be determined by the respective Fund Boards, so long as the Fund has capital available to invest. The ability of the Fund to co-invest with Fund IX, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the Funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. The Manager has exercised, and the Board ratified, its discretion to extend Fund IX’s investment period for two additional quarters, thereby allowing Fund IX to make new commitments through December 31, 2022 and to fund commitments through December 31, 2023, the end of Fund IX’s investment period. To the extent that clients, other than Fund IX, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflict in Ukraine have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. In addition, the Fund will take proactive steps to ensure and maintain an appropriate liquidity position based on its circumstances. The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.
Results of Operations - For the Three and Six Months Ended June 30, 2023 and 2022

Analysis of Interest Income

Total investment income for the three months ended June 30, 2023 and 2022 was $14.8 million and $8.4 million, respectively. Total investment income for the six months ended June 30, 2023 and 2022 was $27.0 million and $12.6 million respectively, which primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$312,039,288	$14,550,186	14.62%	4.03%	$159,460,209	$8,366,324	15.86%	5.13%
All Loans	$315,025,597	$14,550,186	14.48%	3.99%	$159,460,209	$8,366,324	15.86%	5.13%
Interest income for both performing loans and all loans increased by $6.2 million or 73.9%, for the three months ended June 30, 2023 compared to the same period in 2022. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $152.6 million and $155.6 million, or 95.7% and 97.6%, respectively, for the three months ended June 30, 2023 compared to the same period in 2022.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$294,740,866	$26,609,187	14.29%	3.77%	$129,687,716	$12,529,831	14.54%	4.78%
All Loans	$297,582,264	$26,609,187	14.14%	3.74%	$129,687,716	$12,529,831	14.54%	4.78%

Interest income for both performing loans and all loans increased by $14.1 million or 112.4%, for the six months ended June 30, 2023 compared to the same period in 2022. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $165.1 million and $167.9 million, or 127.3% and 129.5%, respectively, for the six months ended June 30, 2023 compared to the same period in 2022.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$184,375,000	$3,407,742	7.39%	$106,000,000	$1,077,157	4.06%

Interest expense increased by $2.3 million or 216.4% for the three months ended June 30, 2023 compared to the same period in 2022. Interest expense for the three months ended June 30, 2023, increased primarily due to higher average debt outstanding and higher weighted average interest rates.

The following table shows the average balance, interest expense, and weighted average interest rate for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$178,642,857	$6,363,285	7.12%	$86,785,714	$1,757,068	4.05%

Interest expense increased by $4.6 million or 262.2% for the six months ended June 30, 2023 compared to the same period in 2022. Interest expense for the six months ended June 30, 2023, increased primarily due to higher average debt outstanding and higher weighted average interest rates.

Analysis of Operating Expense

The following table shows the components of operating expense for the three and six months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2023	2022	Change ($)	2023	2022	Change ($)
Management fees	$2,000,000	$1,968,750	$31,250	$4,000,000	$3,937,500	$62,500
Banking and professional fees	37,740	91,447	(53,707)	168,788	170,531	(1,743)
Other operating expenses	45,790	26,069	19,721	74,678	54,573	20,105
Total Operating Expense	$2,083,530	$2,086,266	$(2,736)	$4,243,466	$4,162,604	$80,862

Management fees for the three months ended June 30, 2023 and 2022 were both $2.0 million. For the period from January 1, 2023 through June 30, 2023, management fees were calculated at 1.600% of the Company's committed capital. For the same period in 2022, management fees were calculated at an annual percentage of 1.575% of the Company's committed capital.

Banking and professional fees decreased by less than $0.1 million for both the three and six months ended June 30, 2023 compared to the same period in 2022. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses increased by less than $0.1 million for the both the three and six months ended June 30, 2023 compared to the same periods in 2022. Other operating expense included director fees, custody fees, taxes and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended June 30, 2023 and 2022 was $0.5 million and $0.4 million, respectively. Non-recurring fees for the six months ended June 30, 2023 and 2022 totaled $0.8 million and $0.6 million, respectively.

Net investment income for the three months ended June 30, 2023 and 2022 was $9.3 million and $5.2 million, respectively. Net investment income for the six months ended June 30, 2023 and 2022 was $16.4 million and $6.6 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized gain (loss) from loans for the three and six months ended June 30, 2023 and 2022 were both $0.

Net change in unrealized loss from loans for the three months ended June 30, 2023 and 2022 was $1.2 million and $0, respectively. Net change in unrealized loss from loans for the six months ended June 30, 2023 and 2022 was $2.3 million and $0, respectively. The net change in unrealized loss from loans consisted of fair value adjustments taken against loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net increase in net assets resulting from operations for the three months ended June 30, 2023 and 2022 was $8.1 million and $5.2 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2023 and 2022 was $81.22 and $52.17, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2023 and 2022 was $14.1 million and $6.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2023 and 2022 was $141.25 and $66.46, respectively.

Liquidity and Capital Resources – June 30, 2023 and December 31, 2022

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $181.0 million and $142.5 million as of June 30, 2023 and December 31, 2022, respectively. As of both June 30, 2023 and December 31, 2022, the Company had subscriptions for capital in the amount of $500.0 million, of which $205.0 million and $160.0 million had been called and received, respectively. As of June 30, 2023, $295.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $9.8 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the six months ended June 30, 2023 and 2022 were as follows:

	For the Six Months Ended June 30, 2023	For the Six Months Ended June 30, 2022
Net cash used in operating activities	$(53,564,054)	$(95,530,665)
Net cash provided by financing activities	82,958,920	97,750,000
Net increase in cash and cash equivalents	$29,394,866	$2,219,335

As of June 30, 2023 and December 31, 2022, 24.51% and 8.37%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On October 18, 2021, the Fund entered into a loan agreement with ING Capital LLC, that established a secured revolving loan facility in an initial amount of up to $125.0 million with the option to request that borrowing availability be increased up to $375.0 million, subject to further negotiation and credit approval. On December 17, 2021, the Fund entered into an Assignment, Assumption and Accession Agreement and Amendment No. 1 to the Loan and Security Agreement with ING Capital LLC and Zions Bancorporation N.A. dba California Bank & Trust, with participation from Wells Fargo Bank, N.A., Bank Leumi USA, Bank of Hope and MUFG Union Bank, N.A., that increased the size of the facility to $250.0 million. Effective January 18, 2022, ING Capital assigned $30.0 million of its commitment to City National Bank. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

On June 15, 2023, the Fund along with the Guarantors, entered into an Amendment No. 3 to the Loan and Security Agreement (the "Amendment No.3") with lenders named therein that provides for, among other modifications (i) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (ii) conversion of an existing LIBOR Market Index Rate Loan to an Adjusted Term SOFR Loan (as defined in Amendment No. 3). The amendments set forth in Amendment No. 3 became effective as of June 26, 2023. The first repricing of our outstanding debt to reflect the new Adjusted Term SOFR Loan rates occurred on July 3, 2023.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, the Fund Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 1.50%,(ii) LIBOR Basis plus 2.50% or (iii) the LIBOR Market Index Rate plus 2.50%. The Subscription Secured Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either (i) the Reference Rate plus 0.75%, (ii) LIBOR Basis plus 1.75% or (iii) the LIBOR Market

Index Rate plus 1.75%. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2023, $210.0 million was outstanding under the facility.
Amounts disbursed under the Fund’s loan commitments were $94.1 million for the six months ended June 30, 2023. Net loan amounts outstanding after amortization and valuation adjustments increased by $60.0 million for the same period. Unexpired unfunded commitments totaled $92.8 million as of June 30, 2023.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2023	$ 430.9 million	$ 102.4 million	$ 328.5 million	$ 92.8 million
December 31, 2022	$ 336.8 million	$ 68.3 million	$ 268.5 million	$ 88.8 million

The unexpired unfunded commitments by portfolio company as of June 30, 2023 and December 31, 2022 are detailed in Note 9 to the financial statements included in this filing.

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

As of June 30, 2023, the Fund had a cash balance of $38.9 million and $126.4 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $295.0 million and recallable capital of $9.8 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2023 the Fund’s asset coverage ratio was 175%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2023, the outstanding debt balance was $210.0 million with a floating interest rate based on a daily 1- month LIBOR rate, for which the Fund had no interest protection on the entire outstanding debt balance. In accordance with Amendment No. 3 as described in Note 6, SOFR rates replaced LIBOR rates as the interest rate benchmark on all the outstanding debt balance.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2023. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(194,559)	$1,050,000	$855,441
1%	$389,118	$(2,100,000)	$(1,710,882)
2%	$778,236	$(4,200,000)	$(3,421,764)
3%	$1,167,353	$(6,300,000)	$(5,132,647)
4%	$1,556,471	$(8,400,000)	$(6,843,529)
5%	$1,945,589	$(10,500,000)	$(8,554,411)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2023, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R.Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 11, 2023	Date:	August 11, 2023