Form 10-Q
period 2023-09-30
WTI Fund X, Inc.
filed 2023-11-14
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 14, 2023
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2023 and December 31, 2022

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2023 and 2022

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2023 and 2022

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2023 and 2022

Condensed Schedules of Investments (Unaudited)
As of September 30, 2023 and December 31, 2022

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

	September 30, 2023	December 31, 2022
ASSETS
Loans, at estimated fair value
(cost of $383,993,126 and $274,140,378 respectively)	$369,764,096	$268,498,972
Cash and cash equivalents	24,784,035	9,516,910
Dividend and interest receivables	5,036,496	3,500,011
Other assets	1,946,537	1,931,249
Total assets	401,531,164	283,447,142

LIABILITIES
Borrowings under debt facility	230,000,000	165,500,000
Accrued management fees	2,000,000	2,000,000
Accounts payable and other accrued liabilities	3,172,502	2,216,344
Total liabilities	235,172,502	169,716,344

NET ASSETS	$166,358,662	$113,730,798

Analysis of Net Assets:

Capital paid in on shares of capital stock	$191,000,000	$142,500,000
Cumulative return of capital distributions	(21,884,926)	(21,884,926)
Total distributable losses	(2,756,412)	(6,884,276)
Net assets (equivalent to $1,663.59 and $1,137.31 per share based on 100,000 shares of capital stock outstanding - See Note 5 and 10)	$166,358,662	$113,730,798

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$101,563,010	$88,825,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

INVESTMENT INCOME:
Interest on loans	$14,959,269	$7,477,525	$41,568,456	$20,007,356
Other income	364,183	50,123	761,928	86,278
Total investment income	15,323,452	7,527,648	42,330,384	20,093,634

EXPENSES:
Management fees	2,000,000	1,968,750	6,000,000	5,906,250
Interest expense	4,336,715	1,605,461	10,700,000	3,362,528
Banking and professional fees	65,095	56,895	233,883	227,425
Other operating expenses	56,748	105,897	131,426	160,472
Total expenses	6,458,558	3,737,003	17,065,309	9,656,675
Net investment income	8,864,894	3,790,645	25,265,075	10,436,959

Net change in unrealized loss from loans	(6,312,605)	(3,764,591)	(8,587,624)	(3,764,591)
Net increase in net assets resulting from operations	$2,552,289	$26,054	$16,677,451	$6,672,368

Amounts per common share:
Net increase in net assets resulting from operations per share	$25.52	$0.26	$166.77	$66.72
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2022	100,000	$100	$79,499,900	$(10,892,656)	$(2,938)	$68,604,406
Net increase in net assets resulting from operations	—	—	—	—	26,054	26,054
Distributions of income to shareholder	—	—	—	—	(3,797,549)	(3,797,549)
Contributions from shareholder	—	—	23,000,000	—	—	23,000,000
Balance at September 30, 2022	100,000	$100	$102,499,900	$(10,892,656)	$(3,774,433)	$87,832,911

Balance at June 30, 2023	100,000	$100	$180,999,900	$(21,884,926)	$(356,087)	$158,758,987
Net increase in net assets resulting from operations	—	—	—	—	2,552,289	2,552,289
Distributions of income to shareholder	—	—	—	—	(4,952,614)	(4,952,614)
Contributions from shareholder	—	—	10,000,000	—	—	10,000,000
Balance at September 30, 2023	100,000	$100	$190,999,900	$(21,884,926)	$(2,756,412)	$166,358,662

Balance at December 31, 2021	100,000	$100	$44,499,900	$(7,272,569)	$(1,242,870)	$35,984,561
Net increase in net assets resulting from operations	—	—	—	—	6,672,368	6,672,368
Distributions of income to shareholder	—	—	—	—	(9,203,931)	(9,203,931)
Return of capital to shareholder	—	—	—	(3,620,087)	—	(3,620,087)
Contributions from shareholder	—	—	58,000,000	—	—	58,000,000
Balance at September 30, 2022	100,000	$100	$102,499,900	$(10,892,656)	$(3,774,433)	$87,832,911

Balance at December 31, 2022	100,000	$100	$142,499,900	$(21,884,926)	$(6,884,276)	$113,730,798
Net increase in net assets resulting from operations	—	—	—	—	16,677,451	16,677,451
Distributions of income to shareholder	—	—	—	—	(12,549,587)	(12,549,587)
Contributions from shareholder	—	—	48,500,000	—	—	48,500,000
Balance at September 30, 2023	100,000	$100	$190,999,900	$(21,884,926)	$(2,756,412)	$166,358,662

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$16,677,451	$6,672,368
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized loss from loans	8,587,624	3,764,591
Amortization of deferred costs related to debt facility	327,698	322,807
Origination of loans	(159,186,990)	(175,044,146)
Principal payments on loans, net of accretion	48,065,013	40,830,774
Acquisition of equity securities	(11,280,358)	(12,776,127)
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(1,536,485)	(1,723,882)
Net increase in other assets	(301,906)	(99,086)
Net increase in accounts payable, other accrued liabilities and accrued management fees	956,158	1,216,223
Net cash used in operating activities	$(97,691,795)	$(136,836,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	$48,500,000	$58,000,000
Borrowings under debt facility	81,000,000	134,500,000
Repayments of borrowings under debt facility	(16,500,000)	(56,000,000)
Payments of debt facility fees and costs	(41,080)	(250,000)
Net cash provided by financing activities	$112,958,920	$136,250,000

Net increase (decrease) in cash and cash equivalents	$15,267,125	$(586,478)

CASH AND CASH EQUIVALENTS:
Beginning of period	$9,516,910	$15,658,685
End of period	$24,784,035	$15,072,207

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$9,723,946	$2,539,675
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$12,549,587	$12,824,018
Receipt of equity securities as repayment of loans	$1,269,229	$47,891

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$5,000,000	$4,764,787	$4,764,787	8/1/2026
	Mazen Animal Health Inc.		Senior Secured	14.3%		4,000,000	3,790,285	3,790,285	8/1/2026
	Ukko Inc.		Senior Secured	11.5%		3,500,000	3,328,624	3,328,624	5/1/2026
Biotechnology Total		7.1%				$12,500,000	$11,883,696	$11,883,696

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%	7.6%	$3,624,490	$3,520,935	$3,520,935	7/1/2027
	Proto, Inc.		Senior Secured	12.8%		1,175,688	1,175,688	1,175,688	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		1,175,128	1,114,742	1,114,742	10/1/2025
	Proto, Inc. Subtotal					2,350,816	2,290,430	2,290,430
Computers & Storage Total		3.5%				$5,975,306	$5,811,365	$5,811,365

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$152,637	$152,631	$152,631	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		228,956	168,596	168,596	7/1/2025
	Ainsly, Inc. ** ^ Subtotal					381,593	321,227	321,227
	D2C Store, Inc.		Senior Secured	10.0%		1,905,572	1,592,688	1,592,688	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,112,854	7,112,854	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		909,304	876,821	876,821	1/1/2025
	Pixalate, Inc.		Senior Secured	13.0%	2.5%	1,000,000	999,278	999,278	4/1/2027
	Pixalate, Inc.		Senior Secured	12.8%	2.5%	1,000,000	839,171	839,171	2/1/2027
	Pixalate, Inc. Subtotal					2,000,000	1,838,449	1,838,449
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,667,223	11,667,223	7/1/2026
	Realm Living, Inc.		Senior Secured	13.0%		4,000,000	3,821,413	3,821,413	5/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,128,835	1,052,599	1,052,599	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,220,192	1,205,069	1,205,069	9/1/2025
	RenoFi, Inc. Subtotal					2,349,027	2,257,668	2,257,668
	RetailerX, Inc.		Senior Secured	10.0%	100.0%	3,563,504	3,563,504	3,563,504	6/28/2024
	RetailerX, Inc.		Senior Secured	11.0%		3,907,491	3,692,000	3,692,000	7/1/2026
	RetailerX, Inc. Subtotal					7,470,995	7,255,504	7,255,504
	Vinvesto, Inc.		Senior Secured	15.0%		250,000	250,000	250,000	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		250,000	226,668	226,668	5/1/2026
	Vinvesto, Inc. Subtotal					500,000	476,668	476,668
	Wildxyz, Inc.		Senior Secured	12.8%	4.7%	2,000,000	1,872,017	1,872,017	7/1/2026
Internet Total		23.5%				$41,516,491	$39,092,532	$39,092,532

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$2,000,000	$1,833,947	$1,833,947	1/1/2027
	Gallant Pet, Inc.		Senior Secured	14.0%		2,000,000	1,786,705	1,786,705	10/1/2026
	Serpex Medical Inc.		Senior Secured	11.0%		661,848	644,311	644,311	11/1/2025
Medical Devices Total		2.6%				$4,661,848	$4,264,963	$4,264,963

Other Healthcare
	CarePoint, Inc. ** ^		Senior Secured	13.8%	5.0%	$1,000,000	$830,485	$830,485	7/1/2026
	GoForward, Inc.		Senior Secured	12.8%		20,000,000	17,780,668	17,780,668	10/1/2026
	Grayce, Inc.		Senior Secured	14.0%		729,187	689,680	689,680	2/1/2026
	Julie Products Inc.		Senior Secured	15.3%		375,000	365,423	365,423	4/1/2026
	Julie Products Inc.		Senior Secured	13.0%		903,093	854,815	854,815	9/1/2025
	Julie Products Inc.		Senior Secured	15.8%		375,000	364,847	364,847	6/1/2026
	Julie Products Inc. Subtotal					1,653,093	1,585,085	1,585,085
	KBS, Inc.		Senior Secured	14.0%		250,000	226,748	226,748	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,367,499	1,291,189	84,332	*
	Open Inc.		Senior Secured	13.5%		500,000	474,665	474,665	3/1/2026
	Open Inc.		Senior Secured	14.8%		500,000	492,164	492,164	3/1/2026
	Open Inc. Subtotal					1,000,000	966,829	966,829
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		762,030	730,694	730,694	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	223,608	223,608	5/1/2026
Other Healthcare Total		13.9%				$27,011,809	$24,324,986	$23,118,129

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$625,000	$625,000	$625,000	7/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		588,687	555,825	555,825	1/1/2026
	Airspeed, Inc. Subtotal					1,213,687	1,180,825	1,180,825
	AL Services ** ^		Senior Secured	12.5%		377,289	346,953	346,953	7/1/2025
	ArroFi Inc.		Senior Secured	11.3%		2,500,000	2,393,497	2,393,497	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		1,414,850	1,318,856	1,318,856	1/1/2026
	Badiani Limited ** ^		Senior Secured	13.8%		500,000	486,516	486,516	1/1/2027
	Badiani Limited ** ^		Senior Secured	13.5%		1,000,000	928,665	928,665	9/1/2026
	Badiani Limited ** ^ Subtotal					1,500,000	1,415,181	1,415,181
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,795,513	432,143	*
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		723,515	713,364	713,364	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		1,446,950	1,380,819	1,380,819	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		723,790	712,714	712,714	10/1/2025
	Beekeeper's Naturals, Inc ** ^ Subtotal					2,894,255	2,806,897	2,806,897
	Bryte, Inc.		Senior Secured	10.0%		1,639,603	1,587,722	1,587,722	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,730,662	1,697,602	1,697,602	4/1/2026
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,320,035	1,266,820	1,266,820	4/1/2025
	Ceres Imaging, Inc. Subtotal					3,050,697	2,964,422	2,964,422

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,580,413	7,405,944	7,405,944	1/1/2027
	CornerUp, Inc.		Senior Secured	15.0%		250,000	245,186	245,186	4/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	211,795	211,795	3/1/2026
	CornerUp, Inc. Subtotal					500,000	456,981	456,981
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	245,752	245,752	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		684,743	653,610	653,610	12/1/2025
	Creoate Limited ** ^ Subtotal					934,743	899,362	899,362
	Daybase, Inc.		Senior Secured	11.0%		1,265,000	1,185,577	55,594	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,431,270	2,431,270	5/1/2026
	EasyKnock, Inc.		Senior Secured	11.5%		2,132,505	1,957,784	1,957,784	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,281,817	2,231,914	2,231,914	12/1/2025
	EasyKnock, Inc. Subtotal					6,914,322	6,620,968	6,620,968
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,650,898	1,553,858	1,553,858	4/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,960,720	1,918,150	1,918,150	8/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					3,611,618	3,472,008	3,472,008
	Fanimal, Inc.		Senior Secured	11.8%		208,007	183,896	183,896	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		357,609	350,506	350,506	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	243,603	243,603	3/1/2027
	Fanimal, Inc. Subtotal					815,616	778,005	778,005
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	389,506	*
	Hint, Inc.		Senior Secured	12.0%		5,679,794	5,094,395	5,094,395	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		914,822	845,464	845,464	12/1/2025
	Holo, Inc.		Senior Secured	15.5%		500,000	484,277	484,277	5/1/2026
	Holo, Inc. Subtotal					1,414,822	1,329,741	1,329,741
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,887,853	2,887,853	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,209,591	2,140,398	2,140,398	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		1,294,709	1,271,784	1,271,784	9/1/2024
	Joy Memories, Inc		Senior Secured	12.0%		1,369,881	1,276,074	1,276,074	12/1/2025
	Joy Memories, Inc		Senior Secured	12.8%	1.5%	5,000,000	4,702,935	4,702,935	2/1/2027
	Joy Memories, Inc Subtotal					6,369,881	5,979,009	5,979,009
	Kibeam Learning, Inc.		Senior Secured	11.5%		705,357	678,003	678,003	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,464,904	1,464,904	9/1/2026
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,907,163	1,907,163	3/1/2026
	LendTable Inc. Subtotal					3,500,000	3,372,067	3,372,067
	Literati, Inc.		Senior Secured	11.3%		6,548,474	6,364,618	6,364,618	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	979,431	979,431	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		456,363	390,868	390,868	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					1,456,363	1,370,299	1,370,299
	Maker Wine Company		Senior Secured	11.8%		297,944	289,970	289,970	2/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Markai Holdings, LLC		Senior Secured	6.3%		868,452	814,588	517,544	*
	Mavenform, Inc.		Senior Secured	13.5%		4,000,000	3,719,007	3,719,007	4/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		5,327,908	5,214,276	5,214,276	12/1/2024
	Nue Life Health, Inc.		Senior Secured	11.5%		1,551,955	1,469,035	164,830	6/1/2026
	Ocho Holdings Co.		Senior Secured	11.3%		264,774	257,001	257,001	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		264,889	262,269	262,269	12/1/2024
	Ocho Holdings Co. Subtotal					529,663	519,270	519,270
	Plant Prefab, Inc.		Senior Secured	12.4%		1,370,471	1,293,992	1,293,992	12/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		174,891	164,485	164,485	5/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		125,000	120,434	120,434	5/1/2026
	PlantBaby, Inc.		Senior Secured	13.8%		117,996	104,852	104,852	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		106,728	104,466	104,466	10/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		95,254	93,454	93,454	7/1/2025
	PlantBaby, Inc. Subtotal					619,869	587,691	587,691
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,927,284	4,927,284	3/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		4,858,418	4,566,671	4,566,671	2/1/2026
	Platform Science, Inc. Subtotal					9,858,418	9,493,955	9,493,955
	Reali Inc.		Senior Secured	12.5%		3,680,288	2,725,123	36,745	*
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	489,933	489,933	10/1/2026
	Rise Gardens, Inc.		Senior Secured	11.8%		883,494	855,110	855,110	11/1/2025
	Rise Gardens, Inc. Subtotal					1,383,494	1,345,043	1,345,043
	Romaine Empire, Inc.		Senior Secured	13.5%		2,962,906	2,905,365	2,905,365	12/1/2026
	Romaine Empire, Inc.		Senior Secured	14.5%		2,961,839	2,896,809	2,896,809	1/1/2027
	Romaine Empire, Inc.		Senior Secured	12.0%		2,966,465	2,750,012	2,750,012	12/1/2026
	Romaine Empire, Inc. Subtotal					8,891,210	8,552,186	8,552,186
	Runzy, Inc.		Senior Secured	14.5%		250,000	247,794	247,794	8/1/2027
	Runzy, Inc.		Senior Secured	14.3%		250,000	239,668	239,668	6/1/2027
	Runzy, Inc. Subtotal					500,000	487,462	487,462
	Scripta Insights, Inc.		Senior Secured	12.0%		330,201	325,847	325,847	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		1,320,221	1,283,612	1,283,612	4/1/2025
	Scripta Insights, Inc. Subtotal					1,650,422	1,609,459	1,609,459
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		750,000	743,640	743,640	5/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	963,349	963,349	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^ Subtotal					1,750,000	1,706,989	1,706,989
	State Affairs, Inc.		Senior Secured	14.0%		1,500,000	1,454,960	1,454,960	1/1/2027
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	878,607	878,607	10/1/2026
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	975,230	975,230	11/1/2026
	State Affairs, Inc. Subtotal					3,500,000	3,308,797	3,308,797
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,944,153	1,944,153	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	4,000,000	3,683,130	3,683,130	1/1/2027
	Sun Day Carwash, Inc. Subtotal					6,000,000	5,627,283	5,627,283

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,904,627	1,904,627	7/1/2026
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	488,262	488,262	12/1/2026
	Supplant, Inc. ** ^ Subtotal					2,500,000	2,392,889	2,392,889
	TheSquareFoot, Inc.		Senior Secured	18.0%		641,330	337,910	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,188,976	1,149,775	1,149,775	8/1/2025
	TLNT Inc.		Senior Secured	15.3%		312,500	304,994	304,994	8/1/2026
	TLNT Inc.		Senior Secured	14.8%		125,000	122,471	122,471	4/1/2026
	TLNT Inc.		Senior Secured	14.3%		375,000	341,147	341,147	4/1/2026
	TLNT Inc. Subtotal					812,500	768,612	768,612
	TomoCredit, Inc.		Senior Secured	13.8%		3,000,000	2,832,811	2,832,811	4/1/2027
	TomoCredit, Inc.		Senior Secured	11.5%		1,082,322	1,035,417	1,035,417	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,082,473	1,082,473	1,082,473	6/1/2025
	TomoCredit, Inc. Subtotal					5,164,795	4,950,701	4,950,701
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,840,912	4,840,912	4/1/2026
	Umbra Lab, Inc.		Senior Secured	15.3%		6,000,000	5,740,097	5,740,097	10/1/2026
	Umbra Lab, Inc. Subtotal					11,000,000	10,581,009	10,581,009
	Virtuix Holdings, Inc.		Senior Secured	12.3%		412,133	402,719	402,719	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		495,395	486,560	486,560	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		825,541	785,955	785,955	4/1/2025
	Wellth, Inc. Subtotal					1,320,936	1,272,515	1,272,515
	Zeno Technologies, Inc.		Senior Secured	10.0%		189,344	176,640	176,640	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		189,344	189,342	189,342	7/1/2025
	Zeno Technologies, Inc. Subtotal					378,688	365,982	365,982
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,120,997	6,120,997	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		5,889,430	5,624,602	5,624,602	1/1/2026
	Zimeno Inc. Subtotal					12,139,430	11,745,599	11,745,599
Other Technology Total		86.0%				$162,819,609	$154,662,038	$143,117,331

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,891,606	$1,891,606	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,999,982	1,999,982	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,891,588	3,891,588
	Lassen Peak, Inc.		Senior Secured	11.0%		148,137	144,657	144,657	8/1/2024
Security Total		2.4%				$4,148,137	$4,036,245	$4,036,245

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,152,734	$4,756,955	$4,756,955	3/1/2026
Semiconductors & Equipment Total		2.9%				$5,152,734	$4,756,955	$4,756,955

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,381,239	$1,381,239	10/1/2026
	Actual Systems, Inc.		Senior Secured	12.0%		722,914	686,293	686,293	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		2,770,147	2,672,221	2,672,221	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		846,611	812,108	812,108	1/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Blackcart, Inc. ** ^		Senior Secured	13.3%	6.4%	1,000,000	929,072	929,072	1/1/2027
	BlueCart, Inc.		Senior Secured	12.5%		1,457,526	1,381,948	1,381,948	2/1/2026
	BlueCart, Inc.		Senior Secured	14.8%		243,132	237,062	237,062	2/1/2026
	BlueCart, Inc. Subtotal					1,700,658	1,619,010	1,619,010
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		1,806,211	1,760,231	1,760,231	6/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		1,000,000	980,444	980,444	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,328,815	1,260,553	1,260,553	11/1/2025
	Canopy Technology Corp. Subtotal					2,328,815	2,240,997	2,240,997
	Chowbus, Inc.		Senior Secured	12.0%		3,112,299	2,867,230	2,867,230	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,994	499,994	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,429,607	1,361,615	1,361,615	7/1/2026
	Common Sun, Inc Subtotal					1,929,607	1,861,609	1,861,609
	Eskalera, Inc.		Senior Secured	12.0%		1,440,443	1,378,568	1,378,568	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		485,555	479,519	479,519	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		456,099	422,800	422,800	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	492,416	492,416	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	491,600	491,600	8/1/2026
	Form Remodel, Inc. Subtotal					1,941,654	1,886,335	1,886,335
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	934,572	934,572	6/1/2026
	Gladly Software, Inc.		Senior Secured	11.6%		24,720,766	23,510,395	23,510,395	12/1/2026
	Grokker, Inc.		Senior Secured	11.5%		440,618	428,794	428,794	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		470,968	444,217	444,217	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		470,968	470,968	470,968	1/1/2026
	HaystacksAI, Inc. Subtotal					941,936	915,185	915,185
	Hdata, Inc.		Senior Secured	12.8%	2.5%	500,000	440,410	440,410	10/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	565,763	565,763	5/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	3,000,000	2,797,525	2,797,525	9/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,950,760	1,950,760	11/1/2026
	Ioogo Inc. Subtotal					5,000,000	4,748,285	4,748,285
	Journey Builders, Inc.		Senior Secured	12.5%		971,105	893,937	893,937	8/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,705,800	6,705,800	10/1/2026
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	3,000,000	2,757,571	2,757,571	2/1/2027
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		10,000,000	8,569,634	8,569,634	2/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.5%		6,000,000	5,509,190	5,509,190	1/1/2027
	Merlyn Mind, Inc.		Senior Secured	13.8%		10,000,000	9,412,884	9,412,884	3/1/2027
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,060,511	1,030,268	1,030,268	12/1/2024
	NopSec Inc.		Senior Secured	12.0%		930,890	909,296	909,296	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		426,501	410,096	410,096	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		426,501	420,974	420,974	10/1/2025
	Ocurate, Inc. Subtotal					853,002	831,070	831,070
	Overalls, Inc.		Senior Secured	15.5%		250,000	250,000	250,000	4/1/2026
	Overalls, Inc.		Senior Secured	13.5%		500,000	465,379	465,379	4/1/2026
	Overalls, Inc. Subtotal					750,000	715,379	715,379

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	3,000,000	2,825,919	2,825,919	10/1/2026
	Ratio Technologies, Inc.		Senior Secured	11.0%		192,200	157,812	157,812	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		459,358	452,333	452,333	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,270,441	1,251,273	1,251,273	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,921,999	1,861,418	1,861,418
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,924,604	2,924,604	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,679,570	2,679,570	10/1/2027
	Safe Securities Inc. Subtotal					6,000,000	5,604,174	5,604,174
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		1,250,000	1,142,687	1,142,687	6/1/2026
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		1,250,000	1,208,270	1,208,270	1/1/2027
	Scaleup Finance Group ApS ** ^ Subtotal					2,500,000	2,350,957	2,350,957
	Sonatus, Inc		Senior Secured	12.5%		2,663,850	2,572,164	2,572,164	12/1/2024
	Sonatus, Inc		Senior Secured	12.5%		4,516,835	4,334,549	4,334,549	12/1/2025
	Sonatus, Inc Subtotal					7,180,685	6,906,713	6,906,713
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		699,505	655,808	655,808	6/1/2026
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,587,171	1,486,045	1,486,045	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,278,429	1,201,686	1,201,686	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,278,429	1,250,865	1,250,865	6/1/2026
	Vesta Housing, Inc. Subtotal					2,556,858	2,452,551	2,452,551
	WorkRails, Inc.		Senior Secured	12.0%		455,117	383,380	33,358	*
Software Total		68.0%				$120,794,522	$113,500,311	$113,150,289

Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$750,000	$677,095	$677,095	1/1/2027
	iLearningEngines Inc.		Senior Secured	11.5%		1,959,046	1,917,899	1,917,899	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,330,710	2,273,773	2,273,773	1/1/2026
	iLearningEngines Inc.		Senior Secured	11.5%		1,648,447	1,584,561	1,584,561	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,159,746	697,924	697,924	10/1/2024
	iLearningEngines Inc. Subtotal					7,097,949	6,474,157	6,474,157
	Klar Holdings Limited ** ^		Senior Secured	11.8%		3,918,560	3,747,988	3,747,988	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,372	2,352,928	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		3,000,000	2,779,247	2,779,247	6/1/2026
	Surround Group, Inc.		Senior Secured	14.3%		1,000,000	943,671	943,671	4/1/2026
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,750,000	1,642,788	1,642,788	6/1/2026
Technology Services Total		11.2%				$21,185,569	$19,745,318	$18,617,874

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Wireless
	Juvo Mobile, Inc. **		Senior Secured	15.5%		$500,000	$488,283	$488,283	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,426,434	1,426,434	7/1/2026
	Juvo Mobile, Inc. ** Subtotal					2,000,000	1,914,717	1,914,717
Wireless Total		1.2%				$2,000,000	$1,914,717	$1,914,717

	Grand Total	222.3%				$407,766,025	$383,993,126	$369,764,096

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	14.8%	$24,584,035	$24,584,035
Total Cash Equivalents		14.8%	$24,584,035	$24,584,035

* As of September 30, 2023, loans with a cost basis of $18.4 million and a fair value of $5.5 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2023, 18.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of September 30, 2023, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2022

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Quartzy, Inc.		Senior Secured	11.0%		$1,237,779	$1,166,087	$1,166,087	5/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,237,478	895,384	895,384	2/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,126	1,175,663	1,175,663	8/1/2026
	Quartzy, Inc.		Senior Secured	11.0%		1,238,420	1,171,480	1,171,480	10/1/2026
	Quartzy, Inc. Subtotal					4,951,803	4,408,614	4,408,614
	Ukko Inc. ** ^		Senior Secured	11.5%		3,500,000	3,255,446	3,255,446	5/1/2026
Biotechnology Total		6.8%				$8,451,803	$7,664,060	$7,664,060

Computers & Storage
	Proto, Inc.		Senior Secured	12.8%		$1,375,000	$1,374,999	$1,374,999	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		1,375,000	1,273,898	1,273,898	10/1/2025
	Proto, Inc. Subtotal					2,750,000	2,648,897	2,648,897
Computers & Storage Total		2.3%				$2,750,000	$2,648,897	$2,648,897

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$300,000	$196,815	$196,815	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		200,000	199,989	199,989	7/1/2025
	Ainsly, Inc. ** ^ Subtotal					500,000	396,804	396,804
	D2C Store, Inc.		Senior Secured	10.0%		2,500,000	2,227,117	2,227,117	*
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	6,976,522	6,976,522	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,512	472,195	472,195	6/1/2025
	OneLocal, Inc. ** ^		Senior Secured	12.0%		494,724	494,724	494,724	6/1/2025
	OneLocal, Inc. ** ^ Subtotal					989,236	966,919	966,919
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,234,828	11,234,828	7/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		1,484,485	1,458,080	1,458,080	9/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,484,187	1,345,616	1,345,616	7/1/2025
	RenoFi, Inc. Subtotal					2,968,672	2,803,696	2,803,696
	RetailerX, Inc.		Senior Secured	11.0%		990,481	968,946	968,946	4/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		990,089	971,291	971,291	1/1/2026
	RetailerX, Inc.		Senior Secured	11.0%		1,979,965	1,873,685	1,873,685	11/1/2025
	RetailerX, Inc. Subtotal					3,960,535	3,813,922	3,813,922
Internet Total		25.0%				$30,918,443	$28,419,808	$28,419,808

Medical Devices
	Serpex Medical Inc.		Senior Secured	11.0%		$750,000	$721,020	$721,020	11/1/2025
Medical Devices Total		0.6%				$750,000	$721,020	$721,020

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Other Healthcare
	Grayce, Inc.		Senior Secured	14.0%		$750,000	$690,595	$690,595	2/1/2026
	HumanAPI, Inc.		Senior Secured	11.8%		2,500,000	2,342,812	2,342,812	8/1/2025
	Julie Products Inc.		Senior Secured	13.0%		1,000,000	919,339	919,339	9/1/2025
	KBS, Inc.		Senior Secured	14.0%		250,000	218,018	218,018	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,500,000	1,428,639	1,428,639	12/1/2025
	Open Inc.		Senior Secured	13.5%		500,000	462,685	462,685	3/1/2026
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		1,000,000	942,838	942,838	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		250,000	213,070	213,070	5/1/2026
Other Healthcare Total		6.3%				$7,750,000	$7,217,996	$7,217,996

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$625,000	$573,721	$573,721	1/1/2026
	AL Services ** ^		Senior Secured	12.5%		494,570	439,877	439,877	7/1/2025
	Azumo, Inc.		Senior Secured	12.8%		1,500,000	1,351,813	1,351,813	1/1/2026
	Bankroll Club, LLC		Senior Secured	13.3%		1,000,000	849,655	849,655	1/1/2026
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		942,953	925,476	925,476	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		1,885,802	1,772,774	1,772,774	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		943,312	924,247	924,247	10/1/2025
	Beekeeper's Naturals, Inc ** ^ Subtotal					3,772,067	3,622,497	3,622,497
	Bryte, Inc.		Senior Secured	10.0%		2,330,512	2,225,943	2,225,943	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,863,377	1,757,413	1,757,413	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,732,319	1,683,957	1,683,957	4/1/2026
	Ceres Imaging, Inc. Subtotal					3,595,696	3,441,370	3,441,370
	Chairman Me, Inc.		Senior Secured	12.0%		677,289	638,966	100,573	3/1/2025
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,562,948	3,562,948	1/1/2026
	Copia Global Inc. ** ^		Senior Secured	12.0%		3,750,000	3,668,490	3,668,490	7/1/2026
	Copia Global Inc. ** ^ Subtotal					7,500,000	7,231,438	7,231,438
	CornerUp, Inc.		Senior Secured	15.0%		250,000	195,438	195,438	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		250,000	242,058	242,058	4/1/2026
	CornerUp, Inc. Subtotal					500,000	437,496	437,496
	Creoate Limited ** ^		Senior Secured	11.8%		750,000	700,244	700,244	12/1/2025
	Creoate Limited ** ^		Senior Secured	14.0%		250,000	243,708	243,708	3/1/2026
	Creoate Limited ** ^ Subtotal					1,000,000	943,952	943,952
	Daybase, Inc.		Senior Secured	11.0%		1,250,000	1,170,577	548,184	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,419,705	2,419,705	12/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,208,354	2,208,354	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,500,000	2,401,465	2,401,465	5/1/2026
	EasyKnock, Inc. Subtotal					7,500,000	7,029,524	7,029,524
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,474,224	2,398,209	2,398,209	8/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,330,427	2,138,280	2,138,280	4/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					4,804,651	4,536,489	4,536,489
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,471	364,471	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		250,000	212,293	212,293	2/1/2026
	Fanimal, Inc. Subtotal					625,000	576,764	576,764

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

	Heading Health Inc.		Senior Secured	13.5%		750,000	646,431	394,852	2/1/2026
	Heading Health Inc.		Senior Secured	12.5%		407,644	374,703	228,875	12/1/2024
	Heading Health Inc. Subtotal					1,157,644	1,021,134	623,727
	Hint, Inc.		Senior Secured	12.0%		7,416,998	6,314,514	6,314,514	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		1,000,000	890,813	890,813	12/1/2025
	Hyphen Technologies, Inc.		Senior Secured	11.5%		3,000,000	2,832,916	2,832,916	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		2,500,000	2,386,311	2,386,311	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		2,169,182	2,105,686	2,105,686	9/1/2024
	Joy Memories, Inc		Senior Secured	12.0%		1,500,000	1,351,073	1,351,073	12/1/2025
	Kinoo, Inc.		Senior Secured	11.5%		843,595	807,624	807,624	1/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		1,440,513	1,358,490	1,358,490	5/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		2,473,956	2,422,050	2,422,050	1/1/2026
	Lacuna Technologies, Inc. Subtotal					3,914,469	3,780,540	3,780,540
	LendTable Inc.		Senior Secured	13.5%		2,000,000	1,863,125	1,863,125	3/1/2026
	Literati, Inc.		Senior Secured	11.3%		4,949,071	4,677,972	4,677,972	9/1/2025
	Literati, Inc.		Senior Secured	11.3%		2,475,323	2,430,878	2,430,878	9/1/2025
	Literati, Inc. Subtotal					7,424,394	7,108,850	7,108,850
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		500,000	397,719	397,719	12/1/2025
	Maker Wine Company		Senior Secured	11.8%		436,797	419,677	419,677	2/1/2025
	Markai, Inc.		Senior Secured	12.5%		1,013,498	967,346	967,346	1/1/2025
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		8,149,032	7,883,901	7,883,901	12/1/2024
	Nue Life Health, Inc.		Senior Secured	11.5%		1,500,000	1,377,534	1,377,534	9/1/2025
	Ocho Holdings Co.		Senior Secured	11.3%		406,912	400,736	400,736	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		406,735	388,544	388,544	12/1/2024
	Ocho Holdings Co. Subtotal					813,647	789,280	789,280
	Plant Prefab, Inc.		Senior Secured	12.4%		1,500,000	1,378,411	1,378,411	12/1/2025
	PlantBaby, inc.		Senior Secured	13.8%		125,000	104,878	104,878	1/1/2026
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,177	121,177	10/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		242,794	222,830	222,830	5/1/2025
	PlantBaby, inc.		Senior Secured	12.0%		125,000	121,698	121,698	7/1/2025
	PlantBaby, inc. Subtotal					617,794	570,583	570,583
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,559,118	4,559,118	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		5,000,000	4,891,547	4,891,547	3/1/2026
	Platform Science, Inc. Subtotal					10,000,000	9,450,665	9,450,665
	Reali Inc.		Senior Secured	12.5%		3,680,288	2,725,123	111,365	*
	Rise Gardens, Inc.		Senior Secured	11.8%		1,000,000	953,319	953,319	11/1/2025
	Romaine Empire, Inc.		Senior Secured	13.5%		2,955,000	2,880,629	2,880,629	12/1/2026
	Romaine Empire, Inc.		Senior Secured	12.0%		2,969,338	2,685,839	2,685,839	12/1/2026
	Romaine Empire, Inc. Subtotal					5,924,338	5,566,468	5,566,468
	Scripta Insights, Inc.		Senior Secured	12.0%		466,116	457,374	457,374	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		1,863,640	1,790,465	1,790,465	4/1/2025
	Scripta Insights, Inc. Subtotal					2,329,756	2,247,839	2,247,839
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		1,000,000	943,143	943,143	4/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,869,114	1,869,114	7/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	TheSquareFoot, Inc.		Senior Secured	14.3%		300,000	244,797	70,518	2/1/2026
	TheSquareFoot, Inc.		Senior Secured	12.8%		250,000	138,378	39,862	12/1/2025
	TheSquareFoot, Inc. Subtotal					550,000	383,175	110,380
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,430,281	1,430,281	8/1/2025
	TLNT Inc.		Senior Secured	14.3%		375,000	324,556	324,556	4/1/2026
	TLNT Inc.		Senior Secured	14.8%		125,000	121,302	121,302	4/1/2026
	TLNT Inc. Subtotal					500,000	445,858	445,858
	TomoCredit, Inc.		Senior Secured	11.5%		1,484,000	1,484,000	1,484,000	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		1,483,793	1,395,567	1,395,567	6/1/2025
	TomoCredit, Inc. Subtotal					2,967,793	2,879,567	2,879,567
	Umbra Lab, Inc.		Senior Secured	13.5%		5,000,000	4,769,605	4,769,605	4/1/2026
	Virtuix Holdings, Inc.		Senior Secured	12.3%		500,000	483,684	483,684	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		699,306	681,592	681,592	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		1,165,344	1,086,700	1,086,700	4/1/2025
	Wellth, Inc. Subtotal					1,864,650	1,768,292	1,768,292
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	226,764	226,764	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		250,000	249,997	249,997	7/1/2025
	Zeno Technologies, Inc. Subtotal					500,000	476,761	476,761
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	5,836,685	5,836,685	1/1/2026
Other Technology Total		103.0%				$130,198,660	$121,546,698	$117,101,952

Security
	Axiado Corporation		Senior Secured	10.5%		$2,000,000	$1,992,417	$1,992,417	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		2,000,000	1,829,889	1,829,889	10/1/2025
	Axiado Corporation Subtotal					4,000,000	3,822,306	3,822,306
	Lassen Peak, Inc.		Senior Secured	11.0%		258,755	248,385	248,385	8/1/2024
Security Total		3.6%				$4,258,755	$4,070,691	$4,070,691

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,936,624	$5,666,400	$5,666,400	9/1/2025
Semiconductors & Equipment Total		5.0%				$5,936,624	$5,666,400	$5,666,400

Software
	Actual Systems, Inc.		Senior Secured	12.0%		$989,381	$920,800	$920,800	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		3,841,267	3,652,301	3,652,301	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		1,266,831	1,190,183	1,190,183	1/1/2025
	BlueCart, Inc.		Senior Secured	12.5%		1,500,000	1,385,567	1,385,567	2/1/2026
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		2,471,984	2,385,279	2,385,279	6/1/2025
	Breakout Commerce, Inc.		Senior Secured	11.5%		2,473,289	2,351,650	2,351,650	6/1/2025
	Canopy Technology Corp.		Senior Secured	13.5%		1,500,000	1,389,140	1,389,140	11/1/2025
	Chowbus, Inc.		Senior Secured	12.0%		4,113,695	3,620,527	3,620,527	3/1/2025
	Clarified Inc.		Senior Secured	12.0%		728,381	672,611	672,611	5/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	498,014	498,014	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,500,000	1,401,177	1,401,177	7/1/2026
	Common Sun, Inc Subtotal					2,000,000	1,899,191	1,899,191
	Eskalera, Inc.		Senior Secured	12.0%		1,484,374	1,390,192	1,390,192	2/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	490,717	490,717	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	489,268	489,268	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	446,957	446,957	12/1/2025
	Form Remodel, Inc. Subtotal					1,500,000	1,426,942	1,426,942
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	909,297	909,297	6/1/2026
	Gladly Software, Inc.		Senior Secured	11.5%		14,838,778	14,183,543	14,183,543	8/1/2025
	Gladly Software, Inc.		Senior Secured	11.5%		9,896,565	9,722,676	9,722,676	12/1/2025
	Gladly Software, Inc. Subtotal					24,735,343	23,906,219	23,906,219
	Grokker, Inc.		Senior Secured	11.5%		500,000	481,822	481,822	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	499,542	499,542	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		500,000	458,276	458,276	1/1/2026
	HaystacksAI, Inc. Subtotal					1,000,000	957,818	957,818
	Hoken Holdings Inc.		Senior Secured	13.0%		625,000	541,825	541,825	5/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	499,992	499,992	1/1/2026
	Journey Builders, Inc.		Senior Secured	11.0%		500,000	460,087	460,087	1/1/2026
	Journey Builders, Inc. Subtotal					1,000,000	960,079	960,079
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,613,376	6,613,376	10/1/2026
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,627,695	1,556,984	1,556,984	12/1/2024
	NopSec Inc.		Senior Secured	12.0%		1,392,941	1,344,673	1,344,673	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	490,615	490,615	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		500,000	472,319	472,319	10/1/2025
	Ocurate, Inc. Subtotal					1,000,000	962,934	962,934
	Overalls, Inc.		Senior Secured	13.5%		500,000	450,282	450,282	4/1/2026
	Ratio Technologies, Inc.		Senior Secured	11.0%		478,000	468,276	468,276	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		200,000	153,702	153,702	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,322,000	1,295,466	1,295,466	1/1/2027
	Ratio Technologies, Inc. Subtotal					2,000,000	1,917,444	1,917,444
	Sonatus, Inc		Senior Secured	12.5%		4,074,357	3,861,479	3,861,479	12/1/2024
	Sonatus, Inc		Senior Secured	12.5%		4,942,707	4,662,090	4,662,090	12/1/2025
	Sonatus, Inc Subtotal					9,017,064	8,523,569	8,523,569
	StayTuned Digital, Inc.		Senior Secured	12.0%		266,300	264,747	264,747	10/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		865,654	864,555	864,555	8/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,310,443	1,304,538	1,304,538	2/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		1,732,432	1,720,017	1,720,017	2/1/2026
	StayTuned Digital, Inc.		Senior Secured	12.0%		98,904	98,395	98,395	6/1/2025
	StayTuned Digital, Inc.		Senior Secured	12.0%		241,605	215,760	215,760	1/1/2025
	StayTuned Digital, Inc. Subtotal					4,515,338	4,468,012	4,468,012
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		750,000	714,536	714,536	12/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		840,485	785,510	785,510	5/1/2025
	UCM Digital Health, Inc.		Senior Secured	12.0%		865,885	846,312	846,312	10/1/2025
	UCM Digital Health, Inc. Subtotal					1,706,370	1,631,822	1,631,822
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,334,142	1,334,142	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,375,000	1,262,090	1,262,090	6/1/2026
	Vesta Housing, Inc. Subtotal					2,750,000	2,596,232	2,596,232
	WorkRails, Inc.		Senior Secured	12.0%		455,117	424,341	60,837	2/1/2025
Software Total		71.1%				$85,444,070	$81,245,648	$80,882,144

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Technology Services
	iLearningEngines Inc.		Senior Secured	11.5%		$1,882,439	$872,280	$872,280	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		2,330,963	2,203,387	2,203,387	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,475,333	2,401,673	2,401,673	8/1/2025
	iLearningEngines Inc. Subtotal					6,688,735	5,477,340	5,477,340
	Klar Holdings Limited ** ^		Senior Secured	11.8%		4,948,064	4,644,823	4,644,823	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,418,325	2,585,169	5/1/2025
Technology Services Total		11.2%				$15,305,859	$13,540,488	$12,707,332

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.0%		$1,500,000	$1,398,672	$1,398,672	7/1/2026
Wireless Total		1.2%				$1,500,000	$1,398,672	$1,398,672

Grand Total		236.1%				$293,264,214	$274,140,378	$268,498,972

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	8.2%	$9,307,275	$9,307,275
Total Cash Equivalents		8.2%	$9,307,275	$9,307,275

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

    In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2022.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by FDIC, while all cash held at MUFG Bank is uninsured by FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2023, the Fund held 24,584,035 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.22% and $200,000 in cash, which together represented 14.90% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2022, the Fund held 9,307,275 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.06%, and $209,635 in cash which together represented 8.37% of the net assets of the Fund.

Interest Income

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans from warrants included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.

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

As of September 30, 2023 and December 31, 2022, the financial statements included nonmarketable investments of $369.8 million and $268.5 million, respectively, (or 92.1% and 94.7% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of September 30, 2023 and December 31, 2022, loans with a cost basis of $18.4 million and $6.5 million and a fair value of $5.5 million and $2.9 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2023 and December 31, 2022, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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
3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2023 and December 31, 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted average interest rate of the performing loans and all loans:

Performing Loans	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Weighted-Average Interest Rate - Cash	13.78%	12.38%	14.06%	13.64%
Weighted-Average Interest Rate - Non-Cash	3.43%	3.79%	3.64%	4.37%
Weighted-Average Interest Rate	17.21%	16.17%	17.70%	18.01%

All Loans	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Weighted-Average Interest Rate - Cash	13.53%	12.32%	13.88%	13.62%
Weighted-Average Interest Rate - Non-Cash	3.36%	3.78%	3.59%	4.36%
Weighted-Average Interest Rate	16.89%	16.10%	17.47%	17.98%

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period. Warrants and equity securities received in connection with loan transactions are measured at fair value at the time of acquisition; the non-cash portion of interest income represents the accretion of the discount of these warrants over the life of the loan.

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

All loans as of September 30, 2023 and December 31, 2022 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2023 and December 31, 2022, the Fund had unexpired unfunded commitments to borrowers of $101.6 million and $88.8 million, respectively.

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

There were no transfers in and out of Level 1, 2, or 3 during the nine months ended September 30, 2023 and 2022.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2023 and December 31, 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$11,883,696	Hypothetical market analysis	Hypothetical market coupon rate	16% - 18%	17%

Computers & Storage	5,811,365	Hypothetical market analysis	Hypothetical market coupon rate	15% - 16%	16%

Internet	39,092,532	Hypothetical market analysis	Hypothetical market coupon rate	13% - 32%	17%
		Asset Recovery	Probability weighting of alternative outcomes	30% - 70% **

Medical Devices	4,264,963	Hypothetical market analysis	Hypothetical market coupon rate	14% - 21%	20%

Other Healthcare	23,118,129	Hypothetical market analysis	Hypothetical market coupon rate	17% - 28%	20%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Other Technology	143,117,331	Hypothetical market analysis	Hypothetical market coupon rate	13% - 25%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Security	4,036,245	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%

Semiconductors & Equipment	4,756,955	Hypothetical market analysis	Hypothetical market coupon rate	*	18%

Software	113,150,289	Hypothetical market analysis	Hypothetical market coupon rate	13% - 24%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 90% **

Technology Services	18,617,874	Hypothetical market analysis	Hypothetical market coupon rate	16% - 25%	21%
		Asset Recovery	Probability weighting of alternative outcomes	20% - 30% **

Wireless	1,914,717	Hypothetical market analysis	Hypothetical market coupon rate	*	16%

Total Loan Investments	$369,764,096

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within this industry based on different potential future outcomes.
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

The following tables present the balances of assets and liabilities as of September 30, 2023 and December 31, 2022 measured at fair value on a recurring basis.

As of September 30, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$369,764,096	$369,764,096
Cash equivalents	24,584,035	—	—	24,584,035

Total assets	$24,584,035	$—	$369,764,096	$394,348,131

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$230,000,000	$—	$230,000,000

Total liabilities	$—	$230,000,000	$—	$230,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$268,498,972	$268,498,972
Cash equivalents	9,307,275	—	—	9,307,275

Total assets	$9,307,275	$—	$268,498,972	$277,806,247

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$165,500,000	$—	$165,500,000

Total liabilities	$—	$165,500,000	$—	$165,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Loans	Warrants	Loans	Warrants
Beginning balance	$328,461,221	$—	$268,498,972	$—
Acquisitions and originations	65,124,490	4,952,614	159,186,990	12,549,587
Principal payments on loans, net of accretion	(17,509,010)	—	(49,334,242)	—
Distributions to shareholder	—	(4,952,614)	—	(12,549,587)
Net change in unrealized loss from loans	(6,312,605)	—	(8,587,624)	—
Ending balance	$369,764,096	$—	$369,764,096	$—

Net change in unrealized loss from loans still held at September 30, 2023	$(6,312,605)		$(8,587,624)

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022
	Loans	Warrants	Loans	Warrants
Beginning balance	$167,050,769	$—	$74,498,626	$—
Acquisitions and originations	47,619,146	3,797,549	175,044,146	12,824,018
Principal payments on loans, net of accretion	(6,005,807)	—	(40,878,664)	—
Distributions to shareholder	—	(3,797,549)	—	(12,824,018)
Net change in unrealized loss from loans	(3,764,591)	—	(3,764,591)	—
Ending balance	$204,899,517	$—	$204,899,517	$—

Net change in unrealized loss from loans still held at September 30, 2022	$(3,764,591)		$(3,764,591)

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
5. CAPITAL STOCK

As of both September 30, 2023 and December 31, 2022, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2023 and December 31, 2022, was $500.0 million. Total contributed capital to the Company as of September 30, 2023 and December 31, 2022 was $245.0 million and $160.0 million, respectively, of which $191.0 million and $142.5 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Distributions of equity securities	$(12,549,587)	$(12,824,018)
Total distributions to shareholder	$(12,549,587)	$(12,824,018)

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

On April 30, 2021, the sole shareholder of the Fund approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act to provide the Fund with maximum leverage flexibility. The 150% asset coverage ratio became effective for the Fund on April 30, 2021. As of September 30, 2023, and December 31, 2022, the Fund’s asset coverage for borrowings was 172% and 168%, respectively.

On October 18, 2021, the Fund along with the Company and WTI Fund X GP, LLC (together with the Company, the "Guarantors") entered into a Loan and Security Agreement (the "Loan Agreement") with ING Capital LLC, that established a secured revolving loan facility in an initial amount of up to $125.0 million with the option to request that borrowing availability be increased up to $375.0 million, subject to further negotiation and credit approval.

On December 17, 2021, the Fund entered into an Assignment, Assumption and Accession Agreement and Amendment No. 1 to the Loan Agreement with ING Capital LLC and Zions Bancorporation N.A. dba California Bank & Trust, with participation from Wells Fargo Bank, N.A., Bank Leumi USA, Bank of Hope and MUFG Union Bank, N.A., that increased the size of the facility to $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision. Effective January 18, 2022, ING Capital assigned $30.0 million of its commitment in the debt facility to City National Bank.

On June 15, 2023, the Fund along with the Guarantors, entered into an Amendment No. 3 to the Loan Agreement with lenders named therein that provides for, among other modifications (i) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (ii) conversion of an existing LIBOR Market Index Rate Loan to an Adjusted Term SOFR Loan (as defined below). The amendments set forth in Amendment No. 3 became effective as of June 26, 2023. The first repricing of our outstanding debt to reflect the new Adjusted Term SOFR Loan rates occurred on July 3, 2023.

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, an Adjusted Term SOFR Loan or a Daily Compounded SOFR Loan (each as defined below). As of September 30, 2023, the Fund’s outstanding borrowings were Adjusted Term SOFR Rate Loans. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of September 30, 2023, the Fund’s outstanding borrowings were entirely based on Adjusted Term SOFR Rates plus the Applicable SOFR Margin. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2023, and December 31, 2022, $230.0 million and $165.5 million, respectively, was outstanding under the facility.

As of September 30, 2023, the Term SOFR rates were as follows:

1-month Term SOFR	5.3190%
3-month Term SOFR	5.3955%
6-month Term SOFR	5.4673%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2023 and December 31, 2022, the remaining unamortized fees and costs of $1.4 million and $1.6 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of September 30, 2023 and December 31, 2022, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of September 30, 2023:

	Amount	Maturity Date	All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan (b)	$230,000,000	October 18, 2026	Variable based on 1-Month Adjusted Term SOFR rate
Total Outstanding	$230,000,000
(a) Inclusive of Applicable SOFR Margin of 2.11300% as calculated for this period plus 0.11448% SOFR Adjustment.
(b) On July 3, 2023, converted to an Adjusted Term SOFR Rate Loan as defined in Amendment No. 3.

The following is the summary of the outstanding facility draws as of December 31, 2022:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$165,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$165,500,000
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

As compensation for its services to the Fund, the Manager, from the date of the first capital contribution, October 1, 2021, the Manager receives an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, commenced on the first day of the first fiscal quarter following the first capital contribution) calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.

For the nine months ended September 30, 2023 and 2022, Management Fees were calculated at 1.600% and 1.575% of the Company's committed capital, respectively. Management Fees of $2.0 million and $6.0 million were recognized as expenses for the three and nine months ended September 30, 2023, respectively. Management Fees of $2.0 million and $5.9 million were recognized as expenses for the three and nine months ended September 30, 2022, respectively.

8. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2023, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$383,993,126	$—	$(14,229,030)	$(14,229,030)

Total	$383,993,126	$—	$(14,229,030)	$(14,229,030)

	As of December 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$274,140,378	$—	$(5,641,406)	$(5,641,406)

Total	$274,140,378	$—	$(5,641,406)	$(5,641,406)

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
The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2023, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year-ending December 31, 2023.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of September 30, 2023, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of September 30, 2023 and December 31, 2022, the Fund’s unexpired unfunded commitments to borrowers totaled $101.6 million and $88.8 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2023 and December 31, 2022:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2023	Expiration Date
GoForward, Inc.	Other Healthcare	$30,000,000	12/31/26
Runzy, Inc.	Other Technology	500,000	07/31/24
High Definition Vehicle Insurance, Inc.	Other Technology	15,000,000	07/15/24
Kushki Group Holdings Ltd.	Software	10,000,000	06/30/24
Safe Securities Inc.	Software	4,000,000	06/30/24
Hdata, Inc.	Software	500,000	04/30/24
Make Cents Technologies Inc.	Software	10,000,000	03/31/24
2045 Studio, Inc.	Technology Services	750,000	03/15/24
Kolors, Inc.	Software	2,000,000	01/31/24
Swiftly Systems, Inc.	Software	20,000,000	01/31/24
Abacum Inc.	Software	1,500,000	12/31/23
Fanimal, Inc.	Other Technology	375,000	12/31/23
Canary Connect, Inc.	Computers & Storage	1,375,510	11/30/23
Mavenform, Inc.	Other Technology	2,000,000	11/30/23
TLNT Inc.	Other Technology	312,500	10/31/23
Badiani Limited	Other Technology	500,000	10/31/23
Techspert.IO Limited	Technology Services	1,750,000	10/31/23
Akadeum Life Sciences, Inc.	Medical Devices	1,000,000	10/31/23
Total		$101,563,010

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/23
Airspeed, Inc.	Other Technology	625,000	03/31/23
AL Services	Other Technology	1,250,000	05/31/23
Azumo, Inc.	Other Technology	1,000,000	03/31/23
Bankroll Club, LLC	Other Technology	1,000,000	01/31/23
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Canopy Technology Corp.	Software	1,000,000	02/28/23
CornerUp, Inc.	Other Technology	1,000,000	06/30/23
Creoate Limited	Other Technology	500,000	03/31/23
EasyKnock, Inc.	Other Technology	2,500,000	01/31/23
Fanimal, Inc.	Other Technology	625,000	12/31/23
Form Remodel, Inc.	Software	500,000	01/31/23
FutureProof Technologies, Inc.	Software	1,250,000	07/31/23
Grayce, Inc.	Other Healthcare	750,000	03/31/23
Heading Health Inc.	Other Technology	750,000	06/30/23
Hoken Holdings Inc.	Software	625,000	07/31/23
Holo, Inc.	Other Technology	500,000	01/15/23
iLearningEngines Inc.	Technology Services	2,500,000	01/31/23
Julie Products Inc.	Other Healthcare	750,000	06/30/23
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/23
KBS, Inc.	Other Healthcare	500,000	05/30/23
LendTable Inc.	Other Technology	1,500,000	07/31/23
Literati, Inc.	Other Technology	2,500,000	03/31/23
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/23
Miami Labs, Inc.	Internet	7,500,000	06/30/23
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/23
Open Inc.	Other Healthcare	500,000	01/31/23
Overalls, Inc.	Software	500,000	03/31/23
Plant Prefab, Inc.	Other Technology	1,500,000	03/31/23
PlantBaby, inc.	Other Technology	125,000	01/31/23
Platform Science, Inc.	Other Technology	5,000,000	09/30/23
Rise Gardens, Inc.	Other Technology	500,000	02/28/23
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/23
SISU Aesthetics Clinic, Inc.	Other Technology	1,500,000	06/30/23
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/23
Supplant, Inc.	Other Technology	1,000,000	07/31/23
Swiftly Systems, Inc.	Software	20,000,000	01/31/24
TheSquareFoot, Inc.	Other Technology	1,200,000	03/31/23
TLNT Inc.	Other Technology	625,000	04/30/23
Ukko Inc.	Biotechnology	2,500,000	03/31/23
Vinvesto, Inc.	Internet	500,000	02/28/23
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/23
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/23
Zimeno Inc.	Other Technology	6,250,000	01/29/23
Total		$88,825,000

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

10. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2023 and 2022.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022

Total return**	1.60%	0.03%	12.15%	10.68%

Per share amounts:
Net asset value, beginning of period	$1,587.59	$686.04	$1,137.31	$359.85
Net investment income	88.65	37.91	252.65	104.37
Net change in unrealized loss from loans	(63.12)	(37.65)	(85.87)	(37.65)
Net increase in net assets resulting from operations	25.53	0.26	166.78	66.72
Distributions of income to shareholder	(49.53)	(37.97)	(125.50)	(92.04)
Return of capital to shareholder	—	—	—	(36.20)
Contributions from shareholder	100.00	230.00	485.00	580.00
Net asset value, end of period	$1,663.59	$878.33	$1,663.59	$878.33
Net assets, end of period	$166,358,662	$87,832,911	$166,358,662	$87,832,911

Ratios to average net assets:
Expenses*	16.21%	19.52%	11.68%	19.48%
Net investment income*	22.25%	19.80%	17.30%	21.05%
Portfolio turnover rate	—%	—%	—%	—%
Average debt outstanding	$222,500,000	$120,500,000	$193,050,000	$97,200,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the COVID-19 pandemic, the Ukraine War, the Israel - Hamas War, worldwide inflation and rising interest rates on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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

The Impact of COVID-19, the Ukraine War, the Israel - Hamas War, Worldwide Inflation and Rising Interest Rates on Results of Operations and Liquidity & Capital Resources

The effects of the COVID-19 pandemic and the related actions by governments around the world to attempt to contain the spread of the virus had an impact on a number of the Fund’s portfolio companies’ business and operations. Uncertainty remains regarding the full extent of the long-term economic impact on the Fund’s business operations, results of operations, and access to liquidity and capital resources. The impact on the Fund will depend on many factors beyond the Fund’s control, including, without limitations, (i) the timing, extent, trajectory, and duration of the pandemic (ii) the restrictions and advisories put in place to combat the pandemic, (iii) the effects of the pandemic and measures to combat the pandemic on the financial markets, and (iv) the impact on the economy overall, all of which are highly uncertain and cannot be predicted. In addition, the impact on local economies is uncertain and the speed of economic recovery may vary across different industries both domestically and globally.

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession and the current conflict in Ukraine and Israel have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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
Results of Operations - For the Three and Nine Months Ended September 30, 2023 and 2022

Analysis of Interest Income

Total investment income for the three months ended September 30, 2023 and 2022 was $15.3 million and $7.5 million, respectively. Total investment income for the nine months ended September 30, 2023 and 2022 was $42.3 million and $20.1 million respectively, which primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. Warrants and equity securities received in connection with loan transactions are measured at fair value at the time of acquisition; the non-cash portion of interest income represents the accretion of the discount of these warrants over the life of the loan.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30, 2023				For the Three Months Ended September 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$347,746,029	$14,959,269	13.78%	3.43%	$185,029,954	$7,477,525	12.38%	3.79%
All Loans	$354,363,316	$14,959,269	13.53%	3.36%	$185,743,470	$7,477,525	12.32%	3.78%
Interest income for both performing loans and all loans increased by $7.5 million or 100.1%, for the three months ended September 30, 2023 compared to the same period in 2022. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $162.7 million and $168.6 million, or 87.9% and 90.8%, respectively, for the three months ended September 30, 2023 compared to the same period in 2022.

The following table shows the average balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30, 2023				For the Nine Months Ended September 30, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$313,070,074	$41,568,456	14.06%	3.64%	$148,088,306	$20,007,356	13.64%	4.37%
All Loans	$317,206,789	$41,568,456	13.88%	3.59%	$148,373,712	$20,007,356	13.62%	4.36%

Interest income for both performing loans and all loans increased by $21.6 million or 107.8%, for the nine months ended September 30, 2023 compared to the same period in 2022. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $165.0 million and $168.8 million, or 111.4% and 113.8%, respectively, for the nine months ended September 30, 2023 compared to the same period in 2022.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$222,500,000	$4,336,715	7.80%	$120,500,000	$1,605,461	5.33%

Interest expense increased by $2.7 million or 170.1% for the three months ended September 30, 2023 compared to the same period in 2022. Interest expense for the three months ended September 30, 2023, increased primarily due to higher average debt outstanding and higher weighted average interest rate.

The following table shows the average balance, interest expense, and weighted average interest rate for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$193,050,000	$10,700,000	7.39%	$97,200,000	$3,362,528	4.61%

Interest expense increased by $7.3 million or 218.2% for the nine months ended September 30, 2023 compared to the same period in 2022. Interest expense for the nine months ended September 30, 2023, increased primarily due to higher average debt outstanding and higher weighted average interest rate.

Analysis of Operating Expense

The following table shows the components of operating expense for the three and nine months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2023	2022	Change ($)	2023	2022	Change ($)
Management fees	$2,000,000	$1,968,750	$31,250	$6,000,000	$5,906,250	$93,750
Banking and professional fees	65,095	56,895	8,200	233,883	227,425	6,458
Other operating expenses	56,748	105,897	(49,149)	131,426	160,472	(29,046)
Total Operating Expense	$2,121,843	$2,131,542	$(9,699)	$6,365,309	$6,294,147	$71,162

Management Fees for the three months ended September 30, 2023 and 2022 were both $2.0 million. Management Fees for the nine months ended September 30, 2023 and 2022 were $6.0 million and $5.9 million, respectively. For the period from January 1, 2023 through September 30, 2023, Management Fees were calculated at 1.600% of the Company's committed capital. For the same period in 2022, Management Fees were calculated at an annual percentage of 1.575% of the Company's committed capital.

Banking and professional fees increased by less than $0.1 million for both the three and nine months ended September 30, 2023 compared to the same period in 2022. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses decreased by less than $0.1 million for the both the three and nine months ended September 30, 2023 compared to the same periods in 2022. Other operating expense included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended September 30, 2023 and 2022 was $0.4 million and $0.3 million, respectively. Non-recurring fees for the nine months ended September 30, 2023 and 2022 totaled $1.2 million and $1.0 million, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2023 and 2022 was $8.9 million and $3.8 million, respectively. Net investment income for the nine months ended September 30, 2023 and 2022 was $25.3 million and $10.4 million, respectively.

Realized and Change in Unrealized Gains (Losses)

There were no net realized gains (losses) from loans for the three and nine months ended September 30, 2023 and 2022.

Net change in unrealized loss from loans for the three months ended September 30, 2023 and 2022 was $6.3 million and $3.8 million, respectively. Net change in unrealized loss from loans for the nine months ended September 30, 2023 and 2022 was $8.6 million and $3.8 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net increase in net assets resulting from operations for the three months ended September 30, 2023 and 2022 was $2.6 million and less than $0.1 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended September 30, 2023 and 2022 was $25.52 and $0.26, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2023 and 2022 was $16.7 million and $6.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2023 and 2022 was $166.77 and $66.72, respectively.

Liquidity and Capital Resources – September 30, 2023 and December 31, 2022

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $191.0 million and $142.5 million as of September 30, 2023 and December 31, 2022, respectively. As of both September 30, 2023 and December 31, 2022, the Company had subscriptions for capital in the amount of $500.0 million, of which $245.0 million and $160.0 million had been called and received, respectively. As of September 30, 2023, $255.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $9.8 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the nine months ended September 30, 2023 and 2022 were as follows:

	For the Nine Months Ended September 30, 2023	For the Nine Months Ended September 30, 2022
Net cash used in operating activities	$(97,691,795)	$(136,836,478)
Net cash provided by financing activities	112,958,920	136,250,000
Net increase in cash and cash equivalents	$15,267,125	$(586,478)

As of September 30, 2023 and December 31, 2022, 14.90% and 8.37%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On October 18, 2021, the Fund entered into the Loan Agreement with ING Capital LLC, that established a secured revolving loan facility in an initial amount of up to $125.0 million with the option to request that borrowing availability be increased up to $375.0 million, subject to further negotiation and credit approval. On December 17, 2021, the Fund entered into an Assignment, Assumption and Accession Agreement and Amendment No. 1 to the Loan Agreement with ING Capital LLC and Zions Bancorporation N.A. dba California Bank & Trust, with participation from Wells Fargo Bank, N.A., Bank Leumi USA, Bank of Hope and MUFG Union Bank, N.A., that increased the size of the facility to $250.0 million. Effective January 18, 2022, ING Capital assigned $30.0 million of its commitment to City National Bank. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

On June 15, 2023, the Fund along with the Guarantors, entered into an Amendment No. 3 to the Loan Agreement with lenders named therein that provides for, among other modifications (i) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (ii) conversion of an existing LIBOR Market Index Rate Loan to an Adjusted Term SOFR Loan (as defined in Amendment No. 3). The amendments set forth in Amendment No. 3 became effective as of June 26, 2023. The first repricing of our outstanding debt to reflect the new Adjusted Term SOFR Loan rates occurred on July 3, 2023.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin, (ii) Adjusted Term SOFR plus the Applicable SOFR Margin or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin. As of September 30, 2023, the Fund’s outstanding borrowings were entirely based on Adjusted Term SOFR Rates plus the Applicable SOFR Margin. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and the (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. The Fund pays interest on its borrowings and also pays a fee on the unused portion of the facility. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2023, $230.0 million was outstanding under the facility.
Amounts disbursed under the Fund’s loan commitments were $159.2 million for the nine months ended September 30, 2023. Net loan amounts outstanding after amortization and valuation adjustments increased by $101.3 million for the same period. Unexpired unfunded commitments totaled $101.6 million as of September 30, 2023.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2023	$496.0 million	$126.2 million	$369.8 million	$101.6 million
December 31, 2022	$336.8 million	$68.3 million	$268.5 million	$88.8 million

The unexpired unfunded commitments by portfolio company as of September 30, 2023 and December 31, 2022 are detailed in Note 9 to the financial statements included in this filing.

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is Management's experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions that are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

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

As of September 30, 2023, the Fund had a cash balance of $24.8 million and $149.7 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $255.0 million and recallable capital of $9.8 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2023 the Fund’s asset coverage ratio was 172%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2023, the outstanding debt balance was $230.0 million with a floating interest rate based on a daily 1- month Adjusted Term SOFR rate, for which the Fund had no interest protection on the entire outstanding debt balance.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2023. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(123,920)	$1,150,000	$1,026,080
1%	$247,840	$(2,300,000)	$(2,052,160)
2%	$495,681	$(4,600,000)	$(4,104,319)
3%	$743,521	$(6,900,000)	$(6,156,479)
4%	$991,361	$(9,200,000)	$(8,208,639)
5%	$1,239,202	$(11,500,000)	$(10,260,798)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R.Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 14, 2023	Date:	November 14, 2023