Form 10-K
period 2023-12-31
WTI Fund X, Inc.
filed 2024-03-15
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 15, 2024, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 15, 2024	III

PART I.
ITEM 1.    BUSINESS
Introduction.
WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction. The Fund is a wholly-owned subsidiary of WTI Fund X, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund will primarily provide debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e., a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g. angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing investment operations on October 1, 2021, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in October 2020. The Fund has elected to be treated for federal income tax purposes, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
The Fund’s shares of common stock, $0.001 par value (“Shares”) are held entirely by the Company. As capital is required to finance the acquisition of loans, additional capital is provided by the Company.
Investment Program.
General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected Venture-Backed Companies. In most cases, the Fund receives warrants to acquire equity securities in connection with its venture loans. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest up to 20% of the aggregate cost of all investments of the Fund, determined cumulatively over the life of the Fund, in Special Situation Financings. In some instances, the Fund’s Special Situation Financing investments may be in companies that have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without substantial equity investment from investors or participation of venture capital investors. The Fund does not intend to invest in any company to secure control of its securities primarily for the purpose of making a profit in the sale of the controlled company’s securities, and, for the avoidance of doubt, any such investment would not constitute a Special Situation Financing. The Fund may also invest up to 10% of the aggregate amount of all investments of the Fund (determined cumulatively over the life of the Fund) in direct equity investment opportunities such as convertible debt, secondary common stock purchases or other equity instruments issued by companies of diverse capitalization and creditworthiness, including, without limitation, early-stage private companies, public and later-stage private companies, and companies undergoing restructuring or recapitalization of their existing debt or equity financing (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be in equity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”
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
As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a

United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market (“NASDAQ”)) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2023, the percentage of non-qualifying investments in the Fund was 17.3%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets. Below is a general summary of Qualifying Assets in which the Fund may invest.
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
Venture Loans. Venture loans generally are made pursuant to a negotiated loan agreement and are evidenced by promissory notes secured by specific equipment or other assets of the borrower financed with the proceeds of such loans or secured by a broader lien on substantially all of the borrower’s assets where the purpose of the loan is to provide growth or general working capital to the borrower. The loans are typically secured by a first-position lien on such assets. The Fund generally receives periodic payments (usually monthly) and may receive a final payment equal to a percentage of the original loan amount, payable at maturity of the loan (whether as stated or accelerated). The interest rate and amortization terms of venture loans and all other transaction terms are individually negotiated between the Fund and each borrower.
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
Typically, loans are structured as non-revolving commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The commitments of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired and, if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitments generally provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitments were made.
Warrants. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower, and are likely to be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants will have a contractual term of five to fifteen years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with a liquidity event such as an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.
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
Diversification Standards. The Fund is classified as a “non-diversified,” closed-end investment company under the 1940 Act. However, the Fund seeks to continue to qualify as a RIC, and therefore must meet diversification standards under the Code.
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
Industry Segment Diversification. The Fund generally seeks to invest no more than 30% of its total assets in securities of companies in any single industry. Diversification is carefully considered at the inception of each loan, but percentages may vary from the guideline at any particular point in time. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several “industries” for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.
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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2023, the Fund made Special Situation Financings of 0.60% of total commitments.
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
Temporary Investments. Pending investment, and until distributions to the stockholders are made, the Fund will invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.
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

The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund’s directors, who are not interested persons of the Fund within the meaning of Section 2(a)(19) of the 1940 Act (“disinterested directors”), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term “majority of the outstanding voting securities” of the Fund means the vote of (i) 67% or more of the Fund’s Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund’s outstanding Shares, whichever is less.

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
Dividends and Distributions. The Fund intends to distribute to its shareholder all equity securities received from portfolio companies simultaneously, or shortly following, their acquisition and substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes, less appropriate reserves. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.
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
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman	59
Chairman of the Fund since 2022. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors from 2011 to 2015 and served in various other positions with Westech Investment Advisors since 2001. Mr. Werdegar served as a Director of the Fund from 2021 to 2022 and is also a member of the board of directors, and Chairman of Venture Lending & Leasing IX, Inc. (“Fund IX”) and WTI Fund XI, Inc. ("Fund XI").

David R. Wanek, President, Chief Executive Officer, Director	51	Chief Executive Officer of the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2021. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors since 2022 and held other positions with Westech Investment Advisors since 2001. Mr. Wanek has served as a Director of the Fund since 2021. Mr. Wanek is the President and CEO of Fund IX, and Fund XI, and is a member of the board of directors of Fund X and Fund XI.
Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	46	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors since 2021. Prior to joining Westech Investment Advisors, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte’s Northwest region Asset Management practice for the audit function. Mr. Thear is also the Vice President, Chief Financial Officer, Chief Compliance Officer , Treasurer and Secretary of Fund IX and Fund XI.
Rodolfo Ruano, Vice President and Assistant Secretary	56	Vice President and Assistant Secretary for the Fund since 2021. Mr. Ruano has held the position
		of Vice President of Westech Investment Advisors since 2021. Investment Partner for Westech Investment Advisors since 2011. Mr. Ruano is also the Vice President and Assistant Secretary for Fund IX and Fund XI.

Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.
Available Information. The Fund’s office is located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028, and its phone number is (650) 234-4300. The Manager maintains a website at https://westerntech.com/.
The SEC maintains a website, www.sec.gov, that contains reports, proxies and information statements filed by the Fund.
ITEM 1A.      RISK FACTORS
GENERAL

    Reliance on Management. The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in Special Situation Financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, the departure of key personnel or of a significant number of the investment professionals of the Manager could have a material adverse effect on the Fund’s ability to achieve its investment objective. There can be no assurance that any investment professional will remain associated with the Manager or that, if any investment professional ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
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
Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case. If the Fund encounters increased competition from other entities or individuals or is hindered by the provisions of the regulations governing BDCs or RICs, the Fund may not fund new investments, which would impact the operations of the Fund.
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
The Fund has a secured, syndicated loan facility with a borrowing availability of $250.0 million and the outstanding balance under the facility as of December 31, 2023 was $197.5 million.
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
Lenders have required that the Fund pledge all assets as collateral for borrowings and that the Company pledge the rights to the Company’s capital commitments and provide guarantees or other credit enhancements. Borrowings by the Fund will be collateralized by either (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) or (ii) up to the sum of the unfunded capital commitments of the Company’s members, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”).
    Lenders required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.
BDC Regulation. The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although BDCs are not required to register under the 1940 Act and are relieved from compliance with a number of the provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs. Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments. While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund’s objectives or manner of operation.

Changes in Laws or Regulations. The Fund and its portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or enacted laws or regulations could require changes to certain business practices of the Fund or its portfolio companies, negatively impact the operations, cash flows or financial condition of the Fund or its portfolio companies, impose additional costs on the Fund or its portfolio companies or otherwise adversely affect the Fund’s business or the business of its portfolio companies. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to the Fund’s business, financial conditions and results of operations.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. The Fund cannot predict what, if any, actions may be taken with respect to such technologies or the impact such actions may have on the Fund’s business and results of operations.
Litigation.  The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund. The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending material legal proceedings involving the Fund.
Tax Status. The Fund must meet a number of requirements, including those described herein under the caption “Diversification Standards” and in Note 9 to the financial statements included in this filing, to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund’s operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.
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
    Risks Related to Cybersecurity. Increased reliance on technology by the Fund and its service providers and portfolio companies has increased the risks posed to their respective information systems. The Fund and its service providers and portfolio companies are susceptible to operational and information security risks that include, among other things: human error and negligence; theft; the unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; and operational disruption or failures of physical infrastructure or operating systems. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase the cybersecurity risk of the Fund and its service providers and portfolio companies.
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

    Climate Change, Natural Disaster, Public Health Crises and Other Catastrophes Risk. Climate change is widely considered to be a significant threat to the global economy. Extreme weather patterns or natural disasters, such as hurricanes, floods, fires and earthquakes, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Climate change related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Climate related business trends, such as the process of transitioning to a lower carbon economy, could also adversely affect the Fund’s investments. Health crises, such as pandemic and epidemic diseases, as well as other catastrophes that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, may have an adverse effect on the Company’s or the Fund’s investments and the Company’s and the Fund’s operations. All such events could also result in travel restrictions, sanctions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.
INVESTMENT RISKS

International Investments. The Fund may invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest, political conflict (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. Similarly, war in the Middle East, or the outbreak of other hostilities or conflict in other regions, creates uncertainty as to impacts on global markets. Any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions or involved in conflict, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2023, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
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
Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets, which reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent), may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. Tightening of the credit markets or prolonged higher interest rates could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Venture Lending & Leasing I, Inc., Venture Lending & Leasing II, Inc., Venture Lending & Leasing III, Inc., Venture Lending & Leasing IV, Inc., Venture Lending & Leasing VI, Inc., Venture Lending & Leasing VII, Inc., Venture Lending & Leasing VIII, Inc., Venture Lending & Leasing IX, Inc., and to a lesser extent, Venture Lending & Leasing V, Inc.), utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.
It is possible that market conditions could decrease the demand for venture loans, especially where the U.S. and global economic conditions deteriorate and remain weak for an extended period of time. Furthermore, market conditions could also adversely impact either or both the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.

Additionally, the Federal Reserve raised the Federal Funds Rate in 2022 and 2023, and current anticipation is that the high rates will hold steady for the next quarter or two at a minimum. These developments, along with the U.S. government's credit and deficit concerns, any prolonged U.S. government shutdown, global economic uncertainties, global conflicts, and market volatility, could cause interest rates to be volatile, which may negatively impact the Fund's ability to access the debt markets and capital markets on favorable terms.

Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. marketplace is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; social and political circumstances in the U.S., such as uncertainty related to the U.S. elections, the impact of global conflict, such as the Russia-Ukraine war, the Israel-Hamas war and the Houthi attacks on marine vessels in the Red Sea; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.
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

    Changes to U.S. Trade Policy May Have a Negative Effect on the Global Economy and/or the Fund’s Portfolio Companies and, in Turn, Harm the Fund. Significant changes to U.S. trade policy, including changes to current legislation and trade agreements and the imposition of tariffs can result in extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.
    Special Risk Considerations Relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors, in addition to the effects of public health crises. See the discussion herein under the caption “Climate Change, Natural Disaster, Public Health Crises and Other Catastrophes Risk.” The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular, geopolitical risk and the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it.
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
Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Special Situation Financings may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquirer. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the marketplace. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.
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

Proposed Tax Legislation Adversely Affecting the Managing Member and Affiliated Members. Congress has previously proposed legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes beyond the current requirements of Section 1061 (treating a carried interest as ordinary income unless the underlying entity has held such investment for more than three (3) years). Enactment of such legislation could adversely affect WTI Fund X GP, LLC, the Fund’s managing member (the “Managing Member”), affiliated members and others who benefit from carried interest, which could make it more difficult to incentivize, attract and retain individuals to perform services for the Company and the Fund. Any such developments could adversely affect the Fund’s investment returns allocable to the Members. It is unclear whether any proposed legislation, if enacted, would apply to the Managing Member or any affiliated members who benefit from carried interest.
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
CONFLICTS OF INTEREST

    Transactions with Fund IX. The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund IX invested. Generally, the amount of each investment was allocated 50% to the Fund and 50% to Fund IX, or such other allocations as determined by the respective funds' board of directors, so long as the funds had capital available to invest. The Fund co-invested with fund IX, through December 31, 2023, which was the end of Fund IX’s investment period.
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
    Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into indemnification agreements with its directors and officers. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund’s directors and officers from personal liability of actions taken in their roles as the Fund’s directors and officers.
    Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are generally the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for their services, the disinterested directors will receive an annual fee of $40,000 (plus $1,000 per meeting attended in person and an additional $15,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $25,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. While courts have generally held that the receipt of reasonable and customary directors’ fees and benefits does not alter the status of a director as disinterested, the payment of such fees may impact the objectivity of the disinterested directors and the advisory board members on behalf of the members.
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

ITEM 1B.      UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.      CYBERSECURITY
Through its Manager, the Fund maintains a cybersecurity risk management program designed to identify, assess, manage, and mitigate threats, as well as respond to and recover from cybersecurity incidents. This program is coupled with an enterprise risk management program and covers the Fund’s key information systems.

The cybersecurity risk management program includes a comprehensive risk assessment that is applicable to the Fund’s operations. This assessment is based on recognized standards for cybersecurity and information technology as set forth in the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). It is reviewed and updated at least annually. Internal controls designed to mitigate risks presented in the assessment are tested annually by an independent third party. Additionally, the Manager, on behalf of the Fund, contracts with a qualified third party to perform annual assessments of the Company’s cybersecurity risk management program and to perform cybersecurity risk evaluations of selected key vendors. Another third party is engaged to provide day to day IT services which include implementing, monitoring, and maintaining the preventative and detective measures specified as part of the Fund’s cybersecurity risk management program.

The Manager’s Chief Compliance Officer led the development and oversees the implementation of the cybersecurity program, and is the head of the Manager’s cybersecurity team, supported by the Director of Compliance. The Chief Compliance Officer is responsible for assessing and managing the Manager’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team, inclusive of all third parties engaged to provide operations, monitoring, detection, and remediation, has extensive experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes.

The Audit Committee of the Board of Directors oversees the Fund’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate identified risks. The Chief Compliance Officer briefs the Audit Committee on the effectiveness of the cyber risk management program at least on a quarterly basis. In addition, cybersecurity risks and cyber incidents, if any, are reviewed by the Fund’s Board of Directors at least annually as part of the risk mapping exercise, or as warranted in the event of material incidents.

The Fund faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. See “Risk Factors – Risks Related to Cybersecurity” for further information on how our operations are subject to cyber incidents that could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
ITEM 2.    PROPERTIES
All of the Fund’s office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.
ITEM 3.    LEGAL PROCEEDINGS
The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not currently a party to any material legal proceedings.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II.
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Fund’s common stock is not listed on any securities exchange, and all holders of the Fund’s common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund’s common stock at March 15, 2024 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2023, the Fund had distributed $83.6 million to date to its sole shareholder, of which $37.2 million was in cash.
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
The Fund provides financing and advisory services to a variety of carefully selected Venture-Backed Companies primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. On October 1, 2021, the Company completed its first closing of capital contributions. On the same day, the Fund made its first investment and became a non-diversified, closed-end investment company that elected to be treated as a BDC under the 1940 Act. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time, the Fund may instead act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

The Fund elected to be treated as a RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes if a sufficient amount of income is distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

    The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the members of the Company) and all distributions out of its earnings and profits will be taxable to the members of the Company as taxable income; thus, such income will be subject to a double layer of tax. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

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
The Impact of the Ukraine War, the Israel - Hamas War, Worldwide Inflation and Rising Interest Rates on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession, the current conflicts in Ukraine and Israel and the outbreak of other hostilities or conflict have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Results of Operations – For the Years Ended December 31, 2023, 2022 and 2021

For the most recent discussion on the results of operations for the year ending December 31, 2021, refer to the management discussion and analysis on the prior period annual report, Form 10-K, filed on March 15, 2023.

Analysis of Interest Income

Total investment income for the years ended December 31, 2023 and 2022 was $59.2 million and $30.6 million, respectively, which primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31, 2023				For the Year Ended December 31, 2022
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$328,826,756	$57,685,604	13.94%	3.60%	$170,200,975	$30,390,347	13.73%	4.13%
All Loans	$333,272,570	$57,685,604	13.76%	3.55%	$170,853,940	$30,390,347	13.68%	4.11%
Interest income for both performing loans and all loans increased by $27.3 million, or 89.8%, for the year ended December 31, 2023 compared to the same period in 2022. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $158.6 million and $162.4 million, or 93.2% and 95.1%, respectively, for the year ended December 31, 2023 compared to the same period in 2022.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31, 2023			For the Year Ended December 31, 2022
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$197,923,077	$15,118,486	7.64%	$111,269,231	$5,742,704	5.16%
Interest expense increased by $9.4 million, or 163.3%, for the year ended December 31, 2023 compared to the same period in 2022. Interest expense increased primarily due to higher average debt outstanding and a higher weighted average interest rate.

Analysis of Operating Expense

The following table shows the components of operating expense for the years ended December 31, 2023 and 2022.

	For the Year Ended	For the Year Ended	Change ($)
	December 31, 2023	December 31, 2022
Management fees	$7,968,750	$7,906,250	$62,500
Banking and professional fees	461,293	288,956	172,337
Other operating expenses	192,381	198,849	(6,468)
Total Operating Expense	$8,622,424	$8,394,055	$228,369

For the periods from January 1, 2023 through September 30, 2023 and from October 1, 2023 through December 31, 2023, Management fees were calculated at 1.600% and 1.575% of the Company's committed capital, respectively. For the periods from January 1, 2022 through September 30, 2022 and October 1, 2022 through December 31, 2022, Management fees were calculated at 1.575% and 1.600% of the Company's committed capital, respectively.
Banking and professional fees increased by $0.2 million for the year ended December 31, 2023 compared to the same period in 2022. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses decreased by less than $0.1 million for the year ended December 31, 2023 compared to the same period in 2022. Other operating expenses included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the years ended December 31, 2023 and 2022 totaled $1.7 million and $1.2 million, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2023 and 2022 was $35.4 million and $16.4 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans for the year ended December 31, 2023 was $1.2 million. Realized loss consisted of a loan that was written off. There was no realized loss from loans for the year ended December 31, 2022.

Net change in unrealized loss from loans for the years ended December 31, 2023 and 2022 was $8.8 million and $5.6 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net change in unrealized loss from derivative instruments for the year ended December 31, 2023 was $0.1 million. The net change in unrealized loss from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy. There was no unrealized loss from derivative instruments for the year ended December 31, 2022.

Net increase in net assets resulting from operations for the years ended December 31, 2023 and 2022 was $25.3 million and $10.8 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the years ended December 31, 2023 and 2022 was $253.17 and $108.03, respectively.

Liquidity and Capital Resources -- December 31, 2023 and 2022

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $276.0 million and $142.5 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had subscriptions for capital in the amount of $500.0 million, of which $305.0 million and $160.0 million had been called and received, respectively. As of December 31, 2023, $195.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $33.2 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the years ended December 31, 2023 and 2022 were as follows:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Net cash used in operating activities	$(133,997,227)	$(201,391,775)
Net cash provided by financing activities	141,710,920	195,250,000
Net increase (decrease) in cash and cash equivalents	$7,713,693	$(6,141,775)

As of December 31, 2023 and 2022, 7.58% and 8.37%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

On June 15, 2023, the Fund along with the Guarantors, entered into an Amendment No. 3 to the Loan Agreement ("Amendment No. 3") with lenders named therein that provides for, among other modifications (i) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (ii) conversion of an existing LIBOR Market Index Rate Loan to an Adjusted Term SOFR Loan (as defined in Amendment No. 3). The amendments set forth in Amendment No. 3 became effective as of June 26, 2023. The first repricing of our outstanding debt to reflect the new Adjusted Term SOFR Loan rates occurred on July 3, 2023.

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin, (ii) Adjusted Term SOFR plus the Applicable SOFR Margin or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin. As of December 31, 2023, the Fund’s outstanding borrowings were entirely based on Adjusted Term SOFR Rates plus the Applicable SOFR Margin. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and the (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of December 31, 2023, $197.5 million was outstanding under the facility.

For the year ended December 31, 2023 and since the start of its investment operations in October 2021, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $215.5 million and $254.0 million for the years ended December 31, 2023 and 2022. Net loan amounts outstanding after amortization and valuation adjustments increased by $135.1 million for the year ended December 31, 2023 compared to the same period in 2022. Unexpired unfunded commitments totaled $132.3 million and $88.8 million as of December 31, 2023 and 2022.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2023	$552.3 million	$148.7 million	$403.6 million	$132.3 million
December 31, 2022	$336.8 million	$68.3 million	$268.5 million	$88.8 million

The unexpired unfunded commitments by portfolio company as of December 31, 2023 and 2022 are detailed in Note 10 to the financial statements included in this filing.

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

As of December 31, 2023, the Fund had a cash balance of $17.2 million and $176.9 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $195.0 million and recallable capital of $33.2 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2023, the Fund’s asset coverage ratio was 214%.
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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2023, the outstanding debt balance was $197.5 million with a floating interest rate based on a daily 1-month Adjusted Term SOFR rate of 5.3527%, for which the Fund had derivative instruments in place with a ceiling of 5.30% on $100.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2023. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2023, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(86,153)	$(500,000)	$987,500	$401,347
1%	$172,306	$1,000,000	$(1,975,000)	$(802,694)
2%	$344,612	$2,000,000	$(3,950,000)	$(1,605,388)
3%	$516,918	$3,000,000	$(5,925,000)	$(2,408,082)
4%	$689,224	$4,000,000	$(7,900,000)	$(3,210,776)
5%	$861,530	$5,000,000	$(9,875,000)	$(4,013,470)

Additionally, a change in the interest rate may affect the fair value of the derivative instruments and affect net change in unrealized gain or loss from derivative instruments. The amount of any such effect will be contingent upon market expectations for future interest rate changes. Any increases in expected future rates will increase the fair value of the derivative instruments while any rate decreases will decrease the fair value.

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

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended. The Fund, therefore, attempts to limit its interest rate risk by acquiring derivative instruments to hedge its interest rate exposure.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL      DISCLOSURE
    Not applicable.

ITEM 9A.         CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

    At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Annual Report on Internal Control over Financial Reporting
    Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Controls
    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION

During the fiscal quarter ended December 31, 2023, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Annual Report on Form 10-K.
The information required by this item concerning the directors of the Fund and the structure of its Board of Directors will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 15, 2024 (“Proxy Statement”) under the caption “Proposal 1 -- To Elect Four Directors of the Fund” and is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers. A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Four Directors of the Fund” and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
    The information required by this item will be contained in the Fund’s Proxy Statement under the caption: “Other Information -- Manager” and is incorporated herein by reference.
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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2023 and 2022
Statements of Operations for the years ended December 31, 2023, 2022 and 2021
Statements of Changes in Net Assets for the years ended December 31, 2023, 2022 and 2021
Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021
Schedules of Investments as of December 31, 2023 and 2022
Notes to Financial Statements
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
WTI Fund X, INC.
(Registrant)

By:	/S/David R.Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 15, 2024		Date:	March 15, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ David R. Wanek	President, CEO & Director	March 15, 2024
David R. Wanek

By:	/S/ Spiro Constantine Lazarakis	Director	March 15, 2024
Spiro Constantine Lazarakis

By:	/S/ William Russell Miller	Director	March 15, 2024
William Russell Miller

By:	/S/ Georganne Perkins	Director	March 15, 2024
Georganne Perkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of WTI Fund X, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of WTI Fund X, Inc. (the "Fund"), including the schedule of investments as of December 31, 2023 and 2022, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the financial highlights for the three years then ended and the period from October 19, 2020, date of incorporation, through December 31, 2020, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the three years then ended and the period from October 19, 2020, date of incorporation, through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2023, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2023, the Fund has nonmarketable investments in loans. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a hypothetical market and the estimates are subject to a higher degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

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

March 15, 2024

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

WTI FUND X, INC.
Statements of Assets and Liabilities
As of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
ASSETS:
Loans, at estimated fair value
(cost of $417,993,719 and $274,140,378 respectively)	$403,600,113	$268,498,972
Cash and cash equivalents	17,230,603	9,516,910
Dividend and interest receivables	5,867,057	3,500,011
Other assets	3,600,930	1,931,249
Total assets	430,298,703	283,447,142

LIABILITIES:
Borrowings under debt facility	197,500,000	165,500,000
Accrued management fees	1,968,750	2,000,000
Derivative liability	110,917	—
Accounts payable and other accrued liabilities	3,416,900	2,216,344
Total liabilities	202,996,567	169,716,344

NET ASSETS:	$227,302,136	$113,730,798

Analysis of Net Assets:

Capital paid in on shares of capital stock	$276,000,000	$142,500,000
Cumulative return of capital distributions	(32,950,470)	(21,884,926)
Total distributable losses	(15,747,394)	(6,884,276)
Net assets (equivalent to $2,273.02 and $1,137.31 per share based on 100,000 shares of capital stock outstanding - See Notes 5 and 11)	$227,302,136	$113,730,798

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$132,250,000	$88,825,000

See notes to financial statements.

WTI FUND X, INC.
Statements of Operations
For the Years Ended December 31, 2023, 2022 and 2021

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
INVESTMENT INCOME:
Interest on loans	$57,685,604	$30,390,347	$1,455,427
Other income	1,470,406	190,437	499
Total investment income	59,156,010	30,580,784	1,455,926

EXPENSES:
Management fees	7,968,750	7,906,250	1,968,750
Organizational costs	—	—	259,777
Interest expense	15,118,486	5,742,704	280,763
Banking and professional fees	461,293	288,956	86,702
Other operating expenses	192,381	198,849	102,407
Total expenses	23,740,910	14,136,759	2,698,399
Net investment income (loss)	35,415,100	16,444,025	(1,242,473)

Net realized loss from loans	(1,235,300)	—	—
Net change in unrealized loss from loans	(8,752,200)	(5,641,406)	—
Net change in unrealized loss from derivative instruments	(110,917)	—	—
Net realized and change in unrealized loss from loans and derivative instruments	(10,098,417)	(5,641,406)	—
Net increase (decrease) in net assets resulting from operations	$25,316,683	$10,802,619	$(1,242,473)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$253.17	$108.03	$(12.42)
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

WTI FUND X, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2023, 2022 and 2021

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2020	100,000	$100	$24,900	$—	$(397)	$24,603
Net decrease in net assets resulting from operations	—	—	—	—	(1,242,473)	(1,242,473)
Return of capital to shareholder	—	—	—	(7,272,569)	—	(7,272,569)
Contributions from shareholder	—	—	44,475,000	—	—	44,475,000
Balance at December 31, 2021	100,000	$100	$44,499,900	$(7,272,569)	$(1,242,870)	$35,984,561

Net increase in net assets resulting from operations	—	—	—	—	10,802,619	10,802,619
Distributions of income to shareholder	—	—	—	—	(16,444,025)	(16,444,025)
Return of capital to shareholder	—	—	—	(14,612,357)	—	(14,612,357)
Contributions from shareholder	—	—	98,000,000	—	—	98,000,000
Balance at December 31, 2022	100,000	$100	$142,499,900	$(21,884,926)	$(6,884,276)	$113,730,798

Net increase in net assets resulting from operations	—	—	—	—	25,316,683	25,316,683
Distributions of income to shareholder	—	—	—	—	(34,179,801)	(34,179,801)
Return of capital to shareholder	—	—	—	(11,065,544)	—	(11,065,544)
Contributions from shareholder	—	—	133,500,000	—	—	133,500,000
Balance at December 31, 2023	100,000	$100	$275,999,900	$(32,950,470)	$(15,747,394)	$227,302,136

See notes to financial statements.

WTI FUND X, INC.
Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$25,316,683	$10,802,619	$(1,242,473)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from loans	1,235,300	—	—
Net change in unrealized loss from loans	8,752,200	5,641,406	—
Net change in unrealized loss from derivative instruments	110,917	—	—
Amortization of deferred costs related to debt facility expenses	438,235	430,409	70,363
Origination of loans	(215,500,000)	(254,044,145)	(82,761,269)
Principal payments on loans, net of accretion	68,769,072	54,109,298	8,262,643
Acquisition of equity securities	(19,855,058)	(17,263,287)	(7,272,569)
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(2,367,046)	(2,529,912)	(970,099)
Net increase in other assets	(2,066,836)	(176,740)	(104,604)
Net increase in accounts payable, other accrued liabilities, and accrued management fees	1,169,306	1,638,577	2,577,370
Net cash used in operating activities	(133,997,227)	(201,391,775)	(81,440,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(23,748,000)	(13,500,000)	—
Contributions from shareholder	133,500,000	98,000,000	44,475,000
Borrowings under debt facility	96,000,000	199,000,000	54,500,000
Repayments of borrowings under debt facility	(64,000,000)	(88,000,000)	—
Payments of debt facility fees and costs	(41,080)	(250,000)	(1,900,677)
Net cash provided by financing activities	141,710,920	195,250,000	97,074,323
Net increase (decrease) in cash and cash equivalents	7,713,693	(6,141,775)	15,633,685

CASH AND CASH EQUIVALENTS:
Beginning of year	9,516,910	15,658,685	25,000
End of year	$17,230,603	$9,516,910	$15,658,685

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$14,168,647	$4,620,153	$9,521

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$21,497,345	$17,556,382	$7,272,569
Receipt of equity securities as repayment of loans	$1,642,287	$293,095	$—

See notes to financial statements.

WTI FUND X, INC.

Schedule of Investments

As of December 31, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$5,000,000	$4,815,056	$4,815,056	8/1/2026
	Mazen Animal Health Inc.		Senior Secured	14.3%		4,000,000	3,816,533	3,816,533	8/1/2026
	Ukko Inc.		Senior Secured	11.5%		3,398,473	3,253,318	3,253,318	5/1/2026
Biotechnology Total		5.2%				$12,398,473	$11,884,907	$11,884,907

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%	6.6%	$1,375,510	$1,364,322	$1,364,322	7/1/2027
	Canary Connect, Inc.		Senior Secured	12.0%	7.6%	3,624,490	3,565,215	3,565,215	7/1/2027
	Canary Connect, Inc. Subtotal					5,000,000	4,929,537	4,929,537
	Proto, Inc.		Senior Secured	12.5%		1,049,740	1,001,516	1,001,516	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,050,540	1,050,539	1,050,539	10/1/2025
	Proto, Inc. Subtotal					2,100,280	2,052,055	2,052,055
Computers & Storage Total		3.1%				$7,100,280	$6,981,592	$6,981,592

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$200,739	$153,231	$153,231	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		133,826	133,821	133,821	7/1/2025
	Ainsly, Inc. ** ^ Subtotal					334,565	287,052	287,052
	D2C Store, Inc.		Senior Secured	10.0%		1,905,572	1,572,688	1,572,688	*
	Findigs, Inc.		Senior Secured	13.5%		3,500,000	3,214,747	3,214,747	7/1/2027
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,162,069	7,162,069	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		859,047	833,541	833,541	1/1/2025
	Pixalate, Inc.		Senior Secured	13.0%	2.5%	1,000,000	1,001,347	1,001,347	4/1/2027
	Pixalate, Inc.		Senior Secured	12.8%	2.5%	1,000,000	855,173	855,173	2/1/2027
	Pixalate, Inc. Subtotal					2,000,000	1,856,520	1,856,520
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,779,146	11,779,146	7/1/2026
	Realm Living, Inc.		Senior Secured	13.0%		3,886,089	3,734,520	3,734,520	5/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		988,490	929,802	929,802	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,082,499	1,070,622	1,070,622	9/1/2025
	RenoFi, Inc. Subtotal					2,070,989	2,000,424	2,000,424
	RetailerX, Inc.		Senior Secured	11.0%		3,834,495	3,656,561	3,656,561	7/1/2026
	RetailerX, Inc.		Senior Secured	10.0%	100.0%	3,654,343	3,654,343	3,654,343	6/28/2024
	RetailerX, Inc. Subtotal					7,488,838	7,310,904	7,310,904
	Vinvesto, Inc.		Senior Secured	15.0%		243,054	243,054	243,054	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		243,033	223,116	223,116	5/1/2026
	Vinvesto, Inc. Subtotal					486,087	466,170	466,170
	Wildxyz, Inc.		Senior Secured	12.8%	4.7%	2,000,000	1,898,870	1,898,870	7/1/2026
Internet Total		18.6%				$44,531,187	$42,116,651	$42,116,651

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$2,000,000	$1,849,886	$1,849,886	1/1/2027
	Gallant Pet, Inc.		Senior Secured	14.0%		2,000,000	1,810,178	1,810,178	10/1/2026
Medical Devices Total		1.6%				$4,000,000	$3,660,064	$3,660,064

Other Healthcare
	CarePoint, Inc. ** ^		Senior Secured	13.8%	5.0%	$1,000,000	$852,778	$852,778	7/1/2026
	GoForward, Inc.		Senior Secured	12.8%		20,000,000	18,027,726	18,027,726	10/1/2026
	Grayce, Inc.		Senior Secured	14.0%		664,671	631,909	631,909	2/1/2026
	Julie Products Inc.		Senior Secured	15.3%		375,000	366,817	366,817	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		375,000	366,153	366,153	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		802,628	764,447	764,447	9/1/2025
	Julie Products Inc. Subtotal					1,552,628	1,497,417	1,497,417
	KBS, Inc.		Senior Secured	14.0%		250,000	229,967	229,967	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,357,150	1,142,275	—	*
	Open Inc.		Senior Secured	13.5%		457,247	436,107	436,107	3/1/2026
	Open Inc.		Senior Secured	14.8%		457,878	451,414	451,414	3/1/2026
	Open Inc. Subtotal					915,125	887,521	887,521
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		667,730	643,612	643,612	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		242,902	220,407	220,407	5/1/2026
Other Healthcare Total		10.1%				$26,650,206	$24,133,612	$22,991,337

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$532,573	$505,660	$505,660	1/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		625,000	625,000	625,000	7/1/2026
	Airspeed, Inc. Subtotal					1,157,573	1,130,660	1,130,660
	AL Services ** ^		Senior Secured	12.5%		330,763	307,345	307,345	7/1/2025
	ArroFi Inc.		Senior Secured	11.3%		2,354,587	2,265,319	2,265,319	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		1,282,604	1,203,696	1,203,696	1/1/2026
	Badiani Limited ** ^		Senior Secured	13.8%		500,000	487,832	487,832	1/1/2027
	Badiani Limited ** ^		Senior Secured	13.5%		1,000,000	937,115	937,115	9/1/2026
	Badiani Limited ** ^ Subtotal					1,500,000	1,424,947	1,424,947
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,795,513	449,191	*
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		1,291,713	1,239,031	1,239,031	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		646,138	637,335	637,335	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		645,892	637,825	637,825	10/1/2025
	Beekeeper's Naturals, Inc ** ^ Subtotal					2,583,743	2,514,191	2,514,191
	Bryte, Inc.		Senior Secured	10.0%		1,680,936	1,640,717	1,640,717	9/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,127,835	1,088,832	1,088,832	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,630,476	1,602,801	1,602,801	4/1/2026
	Ceres Imaging, Inc. Subtotal					2,758,311	2,691,633	2,691,633
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,699,044	7,542,825	7,542,825	1/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	CornerUp, Inc.		Senior Secured	15.0%		229,002	196,822	196,822	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		236,122	232,070	232,070	4/1/2026
	CornerUp, Inc. Subtotal					465,124	428,892	428,892
	Creoate Limited ** ^		Senior Secured	15.5%		500,000	488,425	488,425	2/1/2027
	Creoate Limited ** ^		Senior Secured	11.8%		617,298	592,002	592,002	12/1/2025
	Creoate Limited ** ^		Senior Secured	14.0%		228,750	225,211	225,211	3/1/2026
	Creoate Limited ** ^ Subtotal					1,346,048	1,305,638	1,305,638
	Daybase, Inc.		Senior Secured	11.0%		1,265,000	1,129,983	—	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,427,481	2,369,345	2,369,345	5/1/2026
	EasyKnock, Inc.		Senior Secured	11.5%		1,902,781	1,763,129	1,763,129	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,056,477	2,016,015	2,016,015	12/1/2025
	EasyKnock, Inc. Subtotal					6,386,739	6,148,489	6,148,489
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,729,692	1,696,603	1,696,603	8/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,410,524	1,339,264	1,339,264	4/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					3,140,216	3,035,867	3,035,867
	Fanimal, Inc.		Senior Secured	11.8%		330,628	324,581	324,581	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,987	364,987	7/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		250,000	244,279	244,279	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		189,126	169,116	169,116	2/1/2026
	Fanimal, Inc. Subtotal					1,144,754	1,102,963	1,102,963
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	793,209	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		12,500,000	11,799,593	11,799,593	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		9,872,884	5,199,021	5,199,021	5/1/2027
	Hint, Inc.		Senior Secured	12.0%		4,898,181	4,458,792	4,458,792	5/1/2025
	Holo, Inc.		Senior Secured	15.5%		486,194	472,810	472,810	5/1/2026
	Holo, Inc.		Senior Secured	13.5%		826,350	769,711	769,711	12/1/2025
	Holo, Inc. Subtotal					1,312,544	1,242,521	1,242,521
	Hyphen Technologies, Inc.		Senior Secured	11.5%		2,737,343	2,644,141	2,644,141	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,982,991	1,927,316	1,927,316	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		985,378	971,851	971,851	9/1/2024
	Joy Memories, Inc		Senior Secured	12.0%		1,235,303	1,158,922	1,158,922	12/1/2025
	Joy Memories, Inc		Senior Secured	12.8%	1.5%	5,000,000	4,738,844	4,738,844	2/1/2027
	Joy Memories, Inc Subtotal					6,235,303	5,897,766	5,897,766
	Kibeam Learning, Inc.		Senior Secured	11.5%		656,577	633,002	633,002	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,469,096	1,469,096	9/1/2026
	LendTable Inc.		Senior Secured	13.5%		1,828,989	1,751,544	1,751,544	3/1/2026
	LendTable Inc. Subtotal					3,328,989	3,220,640	3,220,640
	Literati, Inc.		Senior Secured	11.3%		6,548,474	6,397,107	6,397,107	3/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		411,295	357,702	357,702	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	981,817	981,817	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					1,411,295	1,339,519	1,339,519
	Maker Wine Company		Senior Secured	11.8%		248,887	243,291	243,291	2/1/2025
	Markai Holdings, LLC		Senior Secured	6.3%		868,452	814,588	49,543	*
	Mavenform, Inc.		Senior Secured	13.5%		4,000,000	3,739,033	3,739,033	4/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		4,327,530	4,251,939	4,251,939	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		482,259	499,616	499,616	12/1/2024
	Plant Prefab, Inc.		Senior Secured	12.4%		1,236,363	1,174,111	1,174,111	12/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		83,466	82,084	82,084	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		95,285	93,485	93,485	10/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		121,495	117,614	117,614	5/1/2026
	PlantBaby, Inc.		Senior Secured	13.8%		107,087	96,231	96,231	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		150,836	143,047	143,047	5/1/2025
	PlantBaby, Inc. Subtotal					558,169	532,461	532,461
	Platform Science, Inc.		Senior Secured	12.5%		4,421,154	4,179,690	4,179,690	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		4,567,377	4,506,939	4,506,939	3/1/2026
	Platform Science, Inc. Subtotal					8,988,531	8,686,629	8,686,629
	Reali Inc.		Senior Secured	12.5%		3,586,031	2,630,866	7,322	*
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	6,000,000	5,181,739	5,181,739	3/1/2027
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	491,113	343,183	10/1/2026
	Rise Gardens, Inc.		Senior Secured	11.8%		792,662	769,831	537,948	11/1/2025
	Rise Gardens, Inc. Subtotal					1,292,662	1,260,944	881,131
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,586,100	8,586,100	12/1/2027
	Runzy, Inc.		Senior Secured	14.5%		250,000	247,977	247,977	8/1/2027
	Runzy, Inc.		Senior Secured	14.3%		250,000	240,589	240,589	6/1/2027
	Runzy, Inc. Subtotal					500,000	488,566	488,566
	Scripta Insights, Inc.		Senior Secured	12.0%		1,127,995	1,101,197	1,101,197	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		282,123	278,940	278,940	4/1/2025
	Scripta Insights, Inc. Subtotal					1,410,118	1,380,137	1,380,137
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		728,903	723,510	723,510	5/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		943,438	912,621	912,621	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^ Subtotal					1,672,341	1,636,131	1,636,131
	State Affairs, Inc.		Senior Secured	14.0%		1,500,000	1,464,453	1,464,453	1/1/2027
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	977,932	977,932	11/1/2026
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	891,906	891,906	10/1/2026
	State Affairs, Inc. Subtotal					3,500,000	3,334,291	3,334,291
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,951,873	1,951,873	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	4,000,000	3,719,925	3,719,925	1/1/2027
	Sun Day Carwash, Inc. Subtotal					6,000,000	5,671,798	5,671,798
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	489,453	489,453	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,917,423	1,917,423	7/1/2026
	Supplant, Inc. ** ^ Subtotal					2,500,000	2,406,876	2,406,876
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,048,969	1,018,428	1,018,428	8/1/2025
	TLNT Inc.		Senior Secured	15.3%		312,500	305,936	191,458	8/1/2026
	TLNT Inc.		Senior Secured	15.8%		312,500	304,453	190,530	2/1/2027
	TLNT Inc.		Senior Secured	14.3%		353,987	325,391	203,633	4/1/2026
	TLNT Inc.		Senior Secured	14.8%		118,039	115,911	72,539	4/1/2026
	TLNT Inc. Subtotal					1,097,026	1,051,691	658,160

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	TomoCredit, Inc.		Senior Secured	11.5%		940,786	940,786	940,786	6/1/2025
	TomoCredit, Inc.		Senior Secured	13.8%		3,000,000	2,847,196	2,847,196	4/1/2027
	TomoCredit, Inc.		Senior Secured	11.5%		940,655	905,134	905,134	6/1/2025
	TomoCredit, Inc. Subtotal					4,881,441	4,693,116	4,693,116
	Umbra Lab, Inc.		Senior Secured	13.5%		4,717,188	4,583,466	4,583,466	4/1/2026
	Umbra Lab, Inc.		Senior Secured	15.3%		6,000,000	5,769,174	5,769,174	10/1/2026
	Umbra Lab, Inc. Subtotal					10,717,188	10,352,640	10,352,640
	Virtuix Holdings, Inc.		Senior Secured	12.3%		365,971	358,553	358,553	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		423,265	416,804	416,804	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		705,341	676,303	676,303	4/1/2025
	Wellth, Inc. Subtotal					1,128,606	1,093,107	1,093,107
	World Wrapps II, Inc.		Senior Secured	12.5%	9.1%	600,000	418,147	418,147	7/1/2027
	World Wrapps II, Inc.		Senior Secured	12.5%	8.4%	400,000	399,444	399,444	7/1/2027
	World Wrapps II, Inc. Subtotal					1,000,000	817,591	817,591
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	165,525	165,525	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	155,757	155,757	7/1/2025
	Zeno Technologies, Inc. Subtotal					331,052	321,282	321,282
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,136,157	6,136,157	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		5,331,391	5,114,486	5,114,486	1/1/2026
	Zimeno Inc. Subtotal					11,581,391	11,250,643	11,250,643
Other Technology Total		70.0%				$183,494,039	$170,014,495	$159,031,085
Security
	Axiado Corporation		Senior Secured	10.5%		$1,849,112	$1,849,098	$1,849,098	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,849,112	1,762,565	1,762,565	10/1/2025
	Axiado Corporation Subtotal					3,698,224	3,611,663	3,611,663
	Lassen Peak, Inc.		Senior Secured	11.0%		109,199	107,258	107,258	8/1/2024
Security Total		1.6%				$3,807,423	$3,718,921	$3,718,921

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,152,734	$4,821,317	$4,821,317	3/1/2026
Semiconductors & Equipment Total		2.1%				$5,152,734	$4,821,317	$4,821,317

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,404,738	$1,404,738	10/1/2026
	Actual Systems, Inc.		Senior Secured	12.0%		628,655	600,880	600,880	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		2,390,325	2,317,261	2,317,261	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		697,965	674,305	674,305	1/1/2025
	Blackcart, Inc. ** ^		Senior Secured	13.3%	6.4%	1,000,000	937,915	937,915	1/1/2027
	BlueCart, Inc.		Senior Secured	12.5%		1,326,346	1,263,830	1,263,830	2/1/2026
	BlueCart, Inc.		Senior Secured	14.8%		221,804	216,774	216,774	2/1/2026
	BlueCart, Inc. Subtotal					1,548,150	1,480,604	1,480,604
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		1,570,704	1,535,913	1,535,913	6/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		916,006	899,683	899,683	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,194,573	1,139,433	1,139,433	11/1/2025
	Canopy Technology Corp. Subtotal					2,110,579	2,039,116	2,039,116

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Chowbus, Inc.		Senior Secured	12.0%		2,625,783	2,449,576	2,449,576	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,995	499,995	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,320,637	1,262,731	1,262,731	7/1/2026
	Common Sun, Inc Subtotal					1,820,637	1,762,726	1,762,726
	Eskalera, Inc.		Senior Secured	12.0%		1,481,557	1,428,773	1,428,773	10/1/2026
	Family First, Inc		Senior Secured	12.0%	7.4%	4,000,000	3,795,187	3,795,187	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		410,822	383,743	383,743	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	492,701	492,701	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		441,105	436,137	436,137	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	493,526	493,526	6/1/2026
	Form Remodel, Inc. Subtotal					1,851,927	1,806,107	1,806,107
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	943,769	943,769	6/1/2026
	Gladly Software, Inc.		Senior Secured	11.6%		24,716,004	23,649,871	23,649,871	12/1/2026
	Grokker, Inc.		Senior Secured	11.5%		403,473	393,586	393,586	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	426,099	426,099	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	404,188	404,188	1/1/2026
	HaystacksAI, Inc. Subtotal					852,198	830,287	830,287
	Hdata, Inc.		Senior Secured	12.8%	2.5%	500,000	448,042	448,042	10/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		607,201	556,766	556,766	5/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,959,731	1,959,731	11/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	3,000,000	2,827,101	2,827,101	9/1/2026
	Ioogo Inc. Subtotal					5,000,000	4,786,832	4,786,832
	Journey Builders, Inc.		Senior Secured	12.5%		942,299	901,246	901,246	8/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,739,524	6,739,524	10/1/2026
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	3,000,000	2,785,527	2,785,527	2/1/2027
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		10,000,000	8,698,661	8,698,661	2/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.5%		6,000,000	5,556,761	5,556,761	1/1/2027
	Merlyn Mind, Inc.		Senior Secured	13.8%		10,000,000	9,465,482	9,465,482	3/1/2027
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,318,612	1,348,980	509,952	*
	NopSec Inc.		Senior Secured	12.0%		767,446	752,670	752,670	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		380,556	367,489	367,489	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		380,556	376,163	376,163	10/1/2025
	Ocurate, Inc. Subtotal					761,112	743,652	743,652
	Overalls, Inc.		Senior Secured	13.5%		471,719	442,548	442,548	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		236,209	236,209	236,209	4/1/2026
	Overalls, Inc. Subtotal					707,928	678,757	678,757
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	3,000,000	2,850,212	2,850,212	10/1/2026
	Ratio Technologies, Inc.		Senior Secured	11.0%		180,104	149,795	149,795	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		430,449	424,310	424,310	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,190,488	1,173,736	1,173,736	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,801,041	1,747,841	1,747,841

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,932,149	2,932,149	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,705,481	2,705,481	10/1/2027
	Safe Securities Inc. Subtotal					6,000,000	5,637,630	5,637,630
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		1,250,000	1,157,448	1,157,448	6/1/2026
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		1,250,000	1,216,529	1,216,529	1/1/2027
	Scaleup Finance Group ApS ** ^ Subtotal					2,500,000	2,373,977	2,373,977
	Semsee Corp.		Senior Secured	14.3%	1.0%	3,000,000	2,727,884	2,727,884	1/1/2027
	Sonatus, Inc		Senior Secured	12.5%		4,075,074	3,927,011	3,927,011	12/1/2025
	Sonatus, Inc		Senior Secured	12.5%		2,163,681	2,102,587	2,102,587	12/1/2024
	Sonatus, Inc Subtotal					6,238,755	6,029,598	6,029,598
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		676,801	650,923	650,923	6/1/2026
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,482,990	1,399,404	1,399,404	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,113,412	1,113,412	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,155,197	1,155,197	6/1/2026
	Vesta Housing, Inc. Subtotal					2,357,066	2,268,609	2,268,609
	WorkRails, Inc.		Senior Secured	12.0%		455,117	369,727	68,278	*
Software Total		51.2%				$124,314,325	$117,569,319	$116,428,842

Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$750,000	$682,643	$682,643	1/1/2027
	iLearningEngines Inc.		Senior Secured	13.0%		10,000,000	9,022,781	9,022,781	11/1/2026
	iLearningEngines Inc.		Senior Secured	11.5%		904,731	600,568	600,568	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,407,609	1,360,828	1,360,828	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,727,221	1,695,265	1,695,265	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,109,706	2,063,191	2,063,191	1/1/2026
	iLearningEngines Inc. Subtotal					16,149,267	14,742,633	14,742,633
	Klar Holdings Limited ** ^		Senior Secured	11.8%		3,455,849	3,323,072	3,323,072	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,372	2,352,928	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		3,000,000	2,810,109	2,810,109	6/1/2026
	Surround Group, Inc.		Senior Secured	14.3%		943,965	896,488	896,488	4/1/2026
	Techspert.IO Limited ** ^		Senior Secured	14.8%		1,750,000	1,703,039	1,703,039	3/1/2027
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,750,000	1,657,848	1,657,848	6/1/2026
	Techspert.IO Limited ** ^ Subtotal					3,500,000	3,360,887	3,360,887
Technology Services Total		12.4%				$31,468,141	$29,296,204	$28,168,760

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Wireless
	Juvo Mobile, Inc. **		Senior Secured	15.5%		$500,000	$489,833	$489,833	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.5%		2,000,000	1,870,414	1,870,414	7/1/2027
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,436,390	1,436,390	7/1/2026
	Juvo Mobile, Inc. ** Subtotal					4,000,000	3,796,637	3,796,637
Wireless Total		1.7%				$4,000,000	$3,796,637	$3,796,637

	Grand Total	177.6%				$446,916,808	$417,993,719	$403,600,113

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	7.5%	$17,030,603	$17,030,603
Total Cash Equivalents		7.5%	$17,030,603	$17,030,603

* As of December 31, 2023, loans with a cost basis of $19.4 million and a fair value of $5.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2023, 17.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of December 31, 2023, all loans were made to non-affiliates.

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

See notes to financial statements.

Derivative Instruments
As of December 31, 2023

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (a)

Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.6500% to be paid monthly	Zions Bancorporation, N.A.	12/31/2024	$50,000,000	$(31,439)	$—	$(31,439)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	50,000,000	(79,478)	—	(79,478)
Total				$100,000,000	$(110,917)	$—	$(110,917)

(a) The unrealized depreciation was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

There were no derivative instruments as of December 31, 2022.

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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2023, the Fund held 17,030,603 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.26% and $200,000 in cash, which together represented 7.58% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2022, the Fund held 9,307,275 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.06%, and $209,635 in cash, which together represented 8.37% of the net assets of the Fund.

Interest on Loans

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

As of December 31, 2023 and 2022, the financial statements included nonmarketable investments of $403.6 million and $268.5 million, respectively, (or 93.8% and 94.7% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of December 31, 2023 and 2022, loans with a cost basis of $19.4 million and $6.5 million and a fair value of $5.8 million and $2.9 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2023 and 2022, the Fund assumed the average duration of a warrant is 4.0 years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

Other Assets and Liabilities

Other assets include costs incurred in conjunction with borrowings under the Fund's debt facility and are stated at initial cost. These costs are amortized over the estimated life of the facility, which currently matures on October 18, 2026. The amortization of these costs is recorded as interest expense in the Statements of Operations.

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

Derivative Instruments

The Fund uses derivative instruments to manage its exposure to changes in interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans (see Note 8).

Derivative instruments are primarily valued on the basis of quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate terms. The valuation of the derivative instruments also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying derivative instruments.

The Fund is a party to master netting arrangements with Zions Bancorporation, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts are recorded at gross fair value in either derivative assets or derivative liability in the Statements of Assets and Liabilities, depending on whether the fair value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Statements of Operations and the monthly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Statements of Operations.

The interest rate collar instruments are contractually scheduled to terminate on December 31, 2024 and December 31, 2025.

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standards Update No. 2022-03, "Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions ("ASU 2022-03"). The amendments in this Update affect all entities that have investments in equity securities measured at fair value that are subject to a contractual sale restriction. The amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. The guidance is effective for fiscal years beginning after December 15, 2023. The Fund elected to early adopt the amendment and there was no impact on its financial statements and disclosures.
3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2023 and 2022, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedules of Investments.

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

Loan balances in the Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The following tables show the weighted average interest rate of the performing loans and all loans:

	Performing Loans		All Loans
	For the years ended		For the years ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Weighted Average Interest Rate - Cash	13.94%	13.73%	13.76%	13.68%
Weighted Average Interest Rate - Non-Cash	3.60%	4.13%	3.55%	4.11%
Weighted Average Interest Rate	17.54%	17.86%	17.31%	17.79%

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

All loans as of December 31, 2023 and 2022 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2023 and 2022, the Fund had unexpired unfunded commitments to borrowers of $132.3 million and $88.8 million, respectively.

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

There were no transfers in and out of Level 1, 2 or 3 during the years ended December 31, 2023 and 2022.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund's derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated exit values. As a result, the Fund's loan investments are classified as Level 3.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2023 and 2022. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$11,884,907	Hypothetical market analysis	Hypothetical market coupon rate	16% - 18%	17%

Computers & Storage	6,981,592	Hypothetical market analysis	Hypothetical market coupon rate	15% - 16%	15%

Internet	42,116,651	Hypothetical market analysis	Hypothetical market coupon rate	13% - 33%	17%
		Asset Recovery	Probability weighting of alternative outcomes	50% *

Medical Devices	3,660,064	Hypothetical market analysis	Hypothetical market coupon rate	20% - 21%	21%

Other Healthcare	22,991,337	Hypothetical market analysis	Hypothetical market coupon rate	17% - 28%	20%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Other Technology	159,031,085	Hypothetical market analysis	Hypothetical market coupon rate	13% - 74%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Security	3,718,921	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%

Semiconductors & Equipment	4,821,317	Hypothetical market analysis	Hypothetical market coupon rate	*	18%

Software	116,428,842	Hypothetical market analysis	Hypothetical market coupon rate	13% - 24%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 85% ^

Technology Services	28,168,760	Hypothetical market analysis	Hypothetical market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 60% *

Wireless	3,796,637	Hypothetical market analysis	Hypothetical market coupon rate	*	17%

Total Loan Investments	$403,600,113

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within this industry based on different potential future outcomes.
* There is only one loan within the industry that utilizes this valuation technique.

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

The following tables present the balances of assets and liabilities as of December 31, 2023 and December 31, 2022 measured at fair value on a recurring basis.

As of December 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$403,600,113	$403,600,113
Cash equivalents	17,030,603	—	—	17,030,603
Total assets	$17,030,603	$—	$403,600,113	$420,630,716

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$197,500,000	$—	$197,500,000
Derivative liability		110,917		110,917
Total liabilities	$—	$197,610,917	$—	$197,610,917

† For a detailed listing of borrowers comprising this amount, please refer to the Schedule of Investments.

As of December 31, 2022
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$268,498,972	$268,498,972
Cash equivalents	9,307,275	—	—	9,307,275
Total assets	$9,307,275	$—	$268,498,972	$277,806,247

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$165,500,000	$—	$165,500,000
Total liabilities	$—	$165,500,000	$—	$165,500,000

† For a detailed listing of borrowers comprising this amount, please refer to the Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2023
	Loans	Warrants	Stocks
Beginning balance	$268,498,972	$—	$—
Acquisitions and originations	215,500,000	21,126,894	370,451
Principal payments on loans, net of accretion	(70,411,359)	—	—
Distributions to shareholder	—	(21,126,894)	(370,451)
Net realized loss from loans	(1,235,300)	—	—
Net change in unrealized loss from loans	(8,752,200)	—	—
Ending balance	$403,600,113	$—	$—

Net change in unrealized loss from loans still held at December 31, 2023	$(8,752,200)

	For the Year Ended December 31, 2022
	Loans	Warrants	Stocks
Beginning balance	$74,498,626	$—	$—
Acquisitions and originations	254,044,145	17,402,000	154,382
Principal payments on loans, net of accretion	(54,402,393)	—	—
Distributions to shareholder	—	(17,402,000)	(154,382)
Net change in unrealized loss from loans	(5,641,406)	—	—
Ending balance	$268,498,972	$—	$—

Net change in unrealized loss from loans and other assets still held at December 31, 2022	$5,641,406
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
5. CAPITAL STOCK

As of both December 31, 2023 and 2022, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2023 and 2022, was $500.0 million. Total contributed capital to the Company as of December 31, 2023 and 2022 was $305.0 million and $160.0 million, respectively, of which $276.0 million and $142.5 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021 *
Cash distributions	$23,748,000	$13,500,000	$—
Distributions of equity securities	21,497,345	17,556,382	7,272,569
Total distributions to shareholder	$45,245,345	$31,056,382	$7,272,569
* The Fund commenced investment operations on October 1, 2021.

6. DEBT FACILITY

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. Historically, BDCs have only been allowed to incur indebtedness by issuing senior securities if their asset coverage equals at least 200% after giving effect to such borrowings. The Small Business Credit Availability Act, which was signed into law on March 23, 2018, added a new Section 61(a)(2) to the 1940 Act that permits BDCs like the Fund to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of disinterested directors, with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.

On April 30, 2021, the sole shareholder of the Fund approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act to provide the Fund with maximum leverage flexibility. The 150% asset coverage ratio became effective for the Fund on April 30, 2021. As of December 31, 2023 and 2022, the Fund’s asset coverage for borrowings was 214% and 168%, respectively.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, an Adjusted Term SOFR Loan or a Daily Compounded SOFR Loan (each as defined below). As of December 31, 2023, the Fund’s outstanding borrowings were Adjusted Term SOFR Rate Loans. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of December 31, 2023, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2023 and 2022, $197.5 million and $165.5 million, respectively, was outstanding under the facility.

As of December 31, 2023 the Term SOFR rates were as follows:

1-month Term SOFR	5.3547%
3-month Term SOFR	5.3314%
6-month Term SOFR	5.1577%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2023 and 2022, the remaining unamortized fees and costs of $1.3 million and $1.6 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of December 31, 2023 and 2022, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of December 31, 2023:

	Amount	Maturity Date	All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan (b)	$197,500,000	October 18, 2026	Variable based on 1-Month Adjusted Term SOFR rate
Total Outstanding	$197,500,000
(a) Inclusive of Applicable SOFR Margin of 2.20000% as calculated for this period plus 0.11448% SOFR Adjustment.
(b) On July 3, 2023, converted to an Adjusted Term SOFR Rate Loan as defined in Amendment No. 3.

The following is the summary of the outstanding facility draws as of December 31, 2022:

	Amount	Maturity Date	All-In Interest Rate (a)
LIBOR Market Index Rate Loan	$165,500,000	October 18, 2026	Variable based on 1-Month LIBOR rate
Total Outstanding	$165,500,000
(a) Inclusive of 2.003% applicable LIBOR margin plus LIBOR rate.
7. MANAGEMENT FEE AND RELATED PARTIES

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

As compensation for its services to the Fund, the Manager, from the date of the first capital contribution, October 1, 2021, receives an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, commenced on the first day of the first fiscal quarter following the first capital contribution) calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.

For the periods from January 1, 2023 through September 30, 2023 and from October 1, 2023 through December 31, 2023, Management Fees were calculated at 1.600% and 1.575% of the Company's committed capital, respectively. For the periods from January 1, 2022 through September 30, 2022 and October 1, 2022 through December 31, 2022, Management Fees were calculated at 1.575% and 1.600% of the Company's committed capital, respectively. Management Fees of $8.0 million and $7.9 million were recognized as expenses for the years ended December 31, 2023 and 2022.

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
Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)
    The Manager also serves as the investment manager for Fund IX. The Fund’s Board determined that so long as Fund IX has capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund IX invested. Generally, the amount of each investment was allocated 50% to the Fund and 50% to Fund IX, or such other allocations as determined by the respective funds' board of directors, so long as the funds had capital available to invest. The Fund co-invested with Fund IX, through December 31, 2023 which was the end of Fund IX’s investment period.

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

8.    DERIVATIVE INSTRUMENTS

The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility, as the Fund originates fixed rate loans.

The Fund entered into interest rate collar transactions with Zions Bancorporation, N.A. dba California Bank & Trust. Certain information related to the Fund's interest rate collar contracts is presented below:

Counterparties	Effective Date	Notional Amount	Cap	Floor	Index	Maturity Date
Zions Bancorporation, N.A.	12/29/2023	$50,000,000	5.30%	3.65%	1 mo.USD-SOFR CME Term	12/31/2024
Zions Bancorporation, N.A.	12/29/2023	$50,000,000	5.30%	2.30%	1 mo.USD-SOFR CME Term	12/31/2025

The interest rate collar mitigates the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the SOFR rate falls below the established floor rate, and the counterparty will pay the Fund if the SOFR rate exceeds the established cap rate. The interest rate collar settles monthly.

The following table shows the Fund's derivative instruments at fair value on the Fund's Statement of Assets and Liabilities as of December 31, 2023:

Derivative Liabilities
Derivative Instruments	December 31, 2023
Interest rate collar	$110,917

The following table shows the effect of the Fund's derivative instruments on the Fund's Statement of Operations for the year ended December 31, 2023:

Derivative Instruments	Statements of Operations Caption	For the Year Ended December 31, 2023
Interest rate collar	Net change in unrealized loss from derivative instruments	$(110,917)

There was no interest rate collar agreement as of December 31, 2022.

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of December 31, 2023:

	As of December 31, 2023
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$110,917	$—	$—	$—	$110,917
Total	$110,917	$—	$—	$—	$110,917

(1) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty.
There were no derivative assets or liabilities as of December 31, 2022.

9. TAX STATUS
The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2023, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities as of December 31, 2023 and 2022:

	As of December 31, 2023
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$417,993,719	$—	$(14,393,606)	$(14,393,606)
Total	$417,993,719	$—	$(14,393,606)	$(14,393,606)

	As of December 31, 2023
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(110,917)	$(110,917)
Total	$—	$—	$(110,917)	$(110,917)

	As of December 31, 2022
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$274,140,378	$—	$(5,641,406)	$(5,641,406)
Total	$274,140,378	$—	$(5,641,406)	$(5,641,406)

There was no derivative liability as of December 31,2022.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2023 and 2022 there were no book reclassification of dividends and distributions, and other permanent book and tax differences, among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the years ended December 31, 2023 and 2022, the tax character of distributions paid was ordinary income in the amount of $34.2 million and $16.4 million, and return of capital of $11.1 million and $14.6 million, respectively.

As of December 31, 2023 and 2022, the components of total distributions on a tax basis were as follows:

	As of December 31, 2023	As of December 31, 2022
Other temporary differences	$(1,208,182)	$(1,225,526)
Distributions in excess of net investment income	(32,985,159)	(21,902,270)
Net unrealized depreciation	(14,504,523)	(5,641,406)
Total distributions	$(48,697,864)	$(28,769,202)

As of December 31, 2023, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2023 and 2022, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of December 31, 2023 and 2022, the Fund’s unexpired unfunded commitments to borrowers totaled $132.3 million and $88.8 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of December 31, 2023 and 2022:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2023	Expiration Date
2045 Studio, Inc.	Technology Services	$750,000	03/15/24
Badiani Limited	Other Technology	500,000	01/31/24
Charlie Financial Inc.	Other Healthcare	7,000,000	03/31/25
Findigs, Inc.	Internet	3,500,000	07/15/24
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Hdata, Inc.	Software	500,000	04/30/24
High Definition Vehicle Insurance, Inc.	Other Technology	2,500,000	07/15/24
Higher Ground Education, Inc.	Other Technology	5,000,000	01/31/24
Kolors, Inc.	Software	2,000,000	04/30/24
Kushki Group Holdings Ltd.	Software	10,000,000	06/30/24
Make Cents Technologies Inc.	Software	10,000,000	03/31/24
Modern Animal, Inc.	Other Healthcare	30,000,000	01/31/25
Ripple Foods, PBC	Other Technology	4,000,000	04/30/24
Runzy, Inc.	Other Technology	500,000	07/31/24
Safe Securities Inc.	Software	4,000,000	06/30/24
Semsee Corp.	Software	2,000,000	03/01/24
Swiftly Systems, Inc.	Software	20,000,000	12/31/24
Total		$132,250,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2022	Expiration Date
Abacum Inc.	Software	$3,000,000	12/31/23
Airspeed, Inc.	Other Technology	625,000	03/31/23
AL Services	Other Technology	1,250,000	05/31/23
Azumo, Inc.	Other Technology	1,000,000	03/31/23
Bankroll Club, LLC	Other Technology	1,000,000	01/31/23
Bryte, Inc.	Other Technology	2,500,000	01/31/23
Canopy Technology Corp.	Software	1,000,000	02/28/23
CornerUp, Inc.	Other Technology	1,000,000	06/30/23
Creoate Limited	Other Technology	500,000	03/31/23
EasyKnock, Inc.	Other Technology	2,500,000	01/31/23
Fanimal, Inc.	Other Technology	625,000	12/31/23
Form Remodel, Inc.	Software	500,000	01/31/23
FutureProof Technologies, Inc.	Software	1,250,000	07/31/23
Grayce, Inc.	Other Healthcare	750,000	03/31/23
Heading Health Inc.	Other Technology	750,000	06/30/23
Hoken Holdings Inc.	Software	625,000	07/31/23
Holo, Inc.	Other Technology	500,000	01/15/23
iLearningEngines Inc.	Technology Services	2,500,000	01/31/23
Julie Products Inc.	Other Healthcare	750,000	06/30/23
Juvo Mobile, Inc.	Wireless	1,000,000	03/31/23
KBS, Inc.	Other Healthcare	500,000	05/30/23
LendTable Inc.	Other Technology	1,500,000	07/31/23
Literati, Inc.	Other Technology	2,500,000	03/31/23
Logistech Solutions Pte. Ltd.	Other Technology	3,500,000	05/31/23
Miami Labs, Inc.	Internet	7,500,000	06/30/23
Nue Life Health, Inc.	Other Technology	2,500,000	01/31/23
Open Inc.	Other Healthcare	500,000	01/31/23
Overalls, Inc.	Software	500,000	03/31/23
Plant Prefab, Inc.	Other Technology	1,500,000	03/31/23
PlantBaby, inc.	Other Technology	125,000	01/31/23
Platform Science, Inc.	Other Technology	5,000,000	09/30/23
Rise Gardens, Inc.	Other Technology	500,000	02/28/23
Romaine Empire, Inc.	Other Technology	3,000,000	04/30/23
SISU Aesthetics Clinic, Inc.	Other Technology	1,500,000	06/30/23
Snoqualmie, Inc.	Other Healthcare	1,750,000	09/15/23
Supplant, Inc.	Other Technology	1,000,000	07/31/23
Swiftly Systems, Inc.	Software	20,000,000	01/31/24
TheSquareFoot, Inc.	Other Technology	1,200,000	03/31/23
TLNT Inc.	Other Technology	625,000	04/30/23
Ukko Inc.	Biotechnology	2,500,000	03/31/23
Vinvesto, Inc.	Internet	500,000	02/28/23
Virtuix Holdings, Inc.	Other Technology	500,000	05/31/23
Yuva Biosciences, Inc.	Other Healthcare	250,000	07/31/23
Zimeno Inc.	Other Technology	6,250,000	01/29/23
Total		$88,825,000

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

11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2023, 2022, 2021 and the period ended December 31, 2020.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

    The ratios of expenses and net investment income (loss) to average net assets for the period from October 19, 2020, date of incorporation, through December 2020, are not annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the period. The annualizing of these ratios would not be meaningful given the short duration of this period. For the years ended December 31, 2023, 2022 and 2021, the ratio of expenses and net investment income (loss) to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the period presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

    Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021		For the Period Ended December 31, 2020 *

Total return	17.07%	15.36%	(1,156.27%)		(1.59)%**

Per share amounts:
Net asset value, beginning of year/period	$1,137.31	$359.85	$0.25		$—
Net investment income (loss)	354.15	164.44	(12.42)		—
Net realized and change in unrealized loss from loans and derivative instruments	(100.98)	(56.41)	—		—
Net increase (decrease) in net assets resulting from operations	253.17	108.03	(12.42)		—
Distributions of income to shareholder	(341.80)	(146.13)	(72.73)		—
Return of capital to shareholder	(110.66)	(164.44)	—		—
Contributions from shareholder	1,335.00	980.00	444.75		0.25
Net asset value, end of year/period	$2,273.02	$1,137.31	$359.85		$0.25
Net assets, end of year/period	$227,302,136	$113,730,798	$35,984,561		$24,603

Ratios to average net assets:
Expenses	14.76%	18.83%	33.03%		6.35%
Net investment income	22.02%	21.90%	(15.21%)		(6.35%)
Portfolio turnover rate	—%	—%	—%		—%
Average debt outstanding	$197,923,077	$111,269,231	$22,250,000	^	$—

* From October 19, 2020, date of incorporation, through December 31, 2020, the Fund had not commenced investment operations.
** These ratios reflect the organizational costs for the formation of the Fund.
^ The average debt outstanding is for the period from the establishment of the debt facility, October 26, 2021, through December 31, 2021.

12. SUBSEQUENT EVENTS

    The Fund evaluated subsequent events and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.