Form 10-Q
period 2024-03-31
WTI Fund X, Inc.
filed 2024-05-13
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2024
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2024 and December 31, 2023

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2024 and 2023

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2024 and 2023

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2024 and 2023

Condensed Schedules of Investments (Unaudited)
As of March 31, 2024 and December 31, 2023

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

	March 31, 2024	December 31, 2023
ASSETS
Loans, at estimated fair value
(cost of $412,437,777 and $417,993,719, respectively)	$395,415,834	$403,600,113
Derivative assets	63,222	—
Cash and cash equivalents	21,189,022	17,230,603
Dividend and interest receivables	5,835,883	5,867,057
Other assets	2,376,421	3,600,930
Total assets	424,880,382	430,298,703

LIABILITIES
Borrowings under debt facility	188,000,000	197,500,000
Accrued management fees	1,968,750	1,968,750
Derivative liability	—	110,917
Accounts payable and other accrued liabilities	4,192,937	3,416,900
Total liabilities	194,161,687	202,996,567

NET ASSETS	$230,718,695	$227,302,136

Analysis of Net Assets:

Capital paid in on shares of capital stock	$276,000,000	$276,000,000
Cumulative return of capital distributions	(32,950,470)	(32,950,470)
Total distributable losses	(12,330,835)	(15,747,394)
Net assets (equivalent to $2,307.19 and $2,273.02 per share based on 100,000 shares of capital stock outstanding - See Notes 5 and 11)	$230,718,695	$227,302,136

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$146,617,000	$132,250,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

INVESTMENT INCOME:
Interest on loans	$17,818,938	$12,059,001
Other income	192,658	163,127
Total investment income	18,011,596	12,222,128

EXPENSES:
Management fees	1,968,750	2,000,000
Interest expense	3,881,100	2,955,543
Banking and professional fees	195,100	131,048
Other operating expenses	58,259	28,888
Total expenses	6,103,209	5,115,479
Net investment income	11,908,387	7,106,649

Net realized gain from derivative instruments	9,871	—
Net change in unrealized loss from loans	(2,628,337)	(1,103,501)
Net change in unrealized gain from derivative instruments	174,139	—
Net realized and change in unrealized gain (loss) from loans and derivative instruments	(2,444,327)	(1,103,501)
Net increase in net assets resulting from operations	$9,464,060	$6,003,148

Amounts per common share:
Net increase in net assets resulting from operations per share	$94.64	$60.03
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2022	100,000	$100	$142,499,900	$(21,884,926)	$(6,884,276)	$113,730,798
Net increase in net assets resulting from operations	—	—	—	—	6,003,148	6,003,148
Distributions of income to shareholder	—	—	—	—	(4,641,222)	(4,641,222)
Contributions from shareholder	—	—	38,500,000	—	—	38,500,000
Balance at March 31, 2023	100,000	$100	$180,999,900	$(21,884,926)	$(5,522,350)	$153,592,724

Balance at December 31, 2023	100,000	$100	$275,999,900	$(32,950,470)	$(15,747,394)	$227,302,136
Net increase in net assets resulting from operations	—	—	—	—	9,464,060	9,464,060
Distributions of income to shareholder	—	—	—	—	(6,047,501)	(6,047,501)
Balance at March 31, 2024	100,000	$100	$275,999,900	$(32,950,470)	$(12,330,835)	$230,718,695

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$9,464,060	$6,003,148
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in realized gain from derivative instruments	(9,871)	—
Net change in unrealized loss from loans	2,628,337	1,103,501
Net change in unrealized gain from derivative instruments	(174,139)	—
Amortization of deferred costs related to debt facility	110,537	107,602
Origination of loans	(18,883,000)	(47,500,000)
Principal payments on loans, net of accretion	23,933,046	13,919,569
Acquisition of equity securities	(2,275,605)	(3,857,861)
Changes in operating assets and liabilities:
Net (increase) decrease in dividend and interest receivables	31,174	(623,397)
Net (increase) decrease in other assets	1,113,972	(102,520)
Net increase in accounts payable, other accrued liabilities and accrued management fees	776,037	474,508
Net cash provided by (used in) operating activities	16,714,548	(30,475,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(3,266,000)	—
Contributions from shareholder	—	38,500,000
Borrowings under debt facility	—	17,500,000
Repayments of borrowings under debt facility	(9,500,000)	(16,500,000)
Payments received for derivative instruments	9,871	—
Net cash provided by (used in) financing activities	(12,756,129)	39,500,000

Net increase in cash and cash equivalents	3,958,419	9,024,550

CASH AND CASH EQUIVALENTS:
Beginning of period	17,230,603	9,516,910
End of period	$21,189,022	$18,541,460

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$3,824,187	$2,632,215
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,781,501	$4,641,222
Receipt of equity securities as repayment of loans	$505,896	$783,361

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$4,855,047	$4,722,594	$4,722,594	8/1/2026
	Mazen Animal Health Inc.		Senior Secured	14.3%		3,886,296	3,730,272	3,730,272	8/1/2026
	Ukko Inc.		Senior Secured	11.5%		3,089,167	2,969,371	2,969,371	5/1/2026
Biotechnology Total		5.0%				$11,830,510	$11,422,237	$11,422,237

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%	6.6%	$1,375,510	$1,371,643	$1,371,643	7/1/2027
	Canary Connect, Inc.		Senior Secured	12.0%	7.6%	3,624,490	3,590,544	3,590,544	7/1/2027
	Canary Connect, Inc. Subtotal					5,000,000	4,962,187	4,962,187
	Proto, Inc.		Senior Secured	12.8%		921,353	921,353	921,353	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		920,386	883,224	883,224	10/1/2025
	Proto, Inc. Subtotal					1,841,739	1,804,577	1,804,577
Computers & Storage Total		2.9%				$6,841,739	$6,766,764	$6,766,764

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$1,455,572	$1,107,688	$1,107,688	*
	Findigs, Inc.		Senior Secured	13.5%		3,500,000	3,237,296	3,237,296	7/1/2027
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,213,386	7,213,386	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		781,105	762,306	762,306	1/1/2025
	Pixalate, Inc.		Senior Secured	12.8%	2.5%	1,000,000	872,106	872,106	2/1/2027
	Pixalate, Inc.		Senior Secured	13.0%	2.5%	1,000,000	1,003,351	1,003,351	4/1/2027
	Pixalate, Inc. Subtotal					2,000,000	1,875,457	1,875,457
	Quantcast Corp.		Senior Secured	12.0%		11,775,854	11,170,366	11,170,366	7/1/2026
	Realm Living, Inc.		Senior Secured	13.0%		3,538,389	3,413,033	3,413,033	5/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		844,071	801,006	801,006	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		940,809	931,841	931,841	9/1/2025
	RenoFi, Inc. Subtotal					1,784,880	1,732,847	1,732,847
	RetailerX, Inc.		Senior Secured	11.0%		3,759,474	3,619,714	3,619,714	7/1/2026
	RetailerX, Inc.		Senior Secured	10.0%	100.0%	3,747,497	3,747,497	3,747,497	6/28/2024
	RetailerX, Inc. Subtotal					7,506,971	7,367,211	7,367,211
	Vinvesto, Inc.		Senior Secured	15.0%		221,799	221,799	221,799	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		221,719	205,153	205,153	5/1/2026
	Vinvesto, Inc. Subtotal					443,518	426,952	426,952
	Wildxyz, Inc.		Senior Secured	12.8%	4.7%	1,885,167	1,811,921	1,811,921	7/1/2026
Internet Total		17.4%				$42,171,456	$40,118,463	$40,118,463

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$2,000,000	$1,866,600	$1,866,600	1/1/2027
	Gallant Pet, Inc.		Senior Secured	14.0%		2,000,000	1,834,904	1,834,904	10/1/2026
Medical Devices Total		1.6%				$4,000,000	$3,701,504	$3,701,504

Other Healthcare
	CarePoint, Inc. ** ^		Senior Secured	13.8%	5.0%	$943,265	$819,592	$819,592	7/1/2026
	GoForward, Inc.		Senior Secured	12.8%		20,000,000	18,287,319	18,287,319	10/1/2026
	Grayce, Inc.		Senior Secured	14.0%		597,869	571,387	571,387	2/1/2026
	Julie Products Inc.		Senior Secured	15.8%		375,000	367,519	367,519	6/1/2026
	Julie Products Inc.		Senior Secured	15.3%		351,321	344,575	344,575	4/1/2026
	Julie Products Inc.		Senior Secured	13.0%		698,857	669,819	669,819	9/1/2025
	Julie Products Inc. Subtotal					1,425,178	1,381,913	1,381,913
	KBS, Inc.		Senior Secured	14.0%		228,755	211,993	211,993	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,357,150	1,142,275	—	*
	Modern Animal, Inc.		Senior Secured	12.8%		5,000,000	4,160,858	4,160,858	8/1/2027
	Open Inc.		Senior Secured	13.5%		413,034	395,808	395,808	3/1/2026
	Open Inc.		Senior Secured	14.8%		414,182	408,982	408,982	3/1/2026
	Open Inc. Subtotal					827,216	804,790	804,790
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		570,567	552,869	552,869	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		221,231	202,550	202,550	5/1/2026
Other Healthcare Total		11.7%				$31,171,231	$28,135,546	$26,993,271

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$588,338	$588,338	$588,338	7/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		474,906	453,468	453,468	1/1/2026
	Airspeed, Inc. Subtotal					1,063,244	1,041,806	1,041,806
	AL Services ** ^		Senior Secured	12.5%		282,768	265,536	265,536	7/1/2025
	ArroFi Inc.		Senior Secured	11.3%		2,130,907	2,057,860	2,057,860	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		1,146,091	1,083,000	1,083,000	1/1/2026
	Badiani Limited ** ^		Senior Secured	13.8%		500,000	489,226	489,226	1/1/2027
	Badiani Limited ** ^		Senior Secured	13.5%		1,000,000	945,958	945,958	9/1/2026
	Badiani Limited ** ^		Senior Secured	13.8%		500,000	487,324	487,324	5/1/2027
	Badiani Limited ** ^ Subtotal					2,000,000	1,922,508	1,922,508
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,795,513	449,191	*
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		1,131,771	1,091,282	1,091,282	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		565,916	559,733	559,733	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		566,132	559,383	559,383	10/1/2025
	Beekeeper's Naturals, Inc ** ^ Subtotal					2,263,819	2,210,398	2,210,398
	Bryte, Inc.		Senior Secured	10.0%		1,612,242	1,581,512	1,184,556	9/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,254,757	*
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,745,971	7,608,920	6,223,614	1/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	CornerUp, Inc.		Senior Secured	15.0%		214,594	211,263	211,263	4/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		207,205	180,734	180,734	3/1/2026
	CornerUp, Inc. Subtotal					421,799	391,997	391,997
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	633,000	611,550	611,550	10/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	1,000,000	878,061	878,061	8/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		206,747	203,867	203,867	3/1/2026
	Creoate Limited ** ^		Senior Secured	15.5%		500,000	489,665	489,665	2/1/2027
	Creoate Limited ** ^		Senior Secured	11.8%		547,848	527,903	527,903	12/1/2025
	Creoate Limited ** ^ Subtotal					2,887,595	2,711,046	2,711,046
	Daybase, Inc.		Senior Secured	11.0%		1,265,000	1,129,983	—	*
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,491,664	1,467,035	1,467,035	8/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,162,867	1,113,944	1,113,944	4/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					2,654,531	2,580,979	2,580,979
	Fanimal, Inc.		Senior Secured	11.8%		375,000	366,177	366,177	7/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		250,000	244,977	244,977	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		169,684	153,496	153,496	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		302,845	297,790	297,790	7/1/2026
	Fanimal, Inc. Subtotal					1,097,529	1,062,440	1,062,440
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	266,176	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		12,500,000	11,867,800	11,867,800	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		9,868,057	5,513,381	5,513,381	5/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		4,935,366	4,935,366	4,935,366	5/1/2027
	Higher Ground Education, Inc. Subtotal					14,803,423	10,448,747	10,448,747
	Hint, Inc.		Senior Secured	12.0%		4,092,884	3,782,184	3,782,184	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		640,007	536,369	536,369	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		2,467,051	2,391,416	2,391,416	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,749,511	1,706,155	1,706,155	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		666,673	660,217	660,217	9/1/2024
	Joy Memories, Inc		Senior Secured	12.0%		1,096,641	1,036,290	1,036,290	12/1/2025
	Joy Memories, Inc		Senior Secured	12.8%	1.5%	5,000,000	4,776,273	4,776,273	2/1/2027
	Joy Memories, Inc Subtotal					6,096,641	5,812,563	5,812,563
	Kibeam Learning, Inc.		Senior Secured	11.5%		554,824	537,901	537,901	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,473,462	1,473,462	9/1/2026
	LendTable Inc.		Senior Secured	13.5%		1,652,134	1,589,049	1,589,049	3/1/2026
	LendTable Inc. Subtotal					3,152,134	3,062,511	3,062,511
	Literati, Inc.		Senior Secured	11.3%		6,092,600	5,879,244	5,879,244	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		364,917	322,358	322,358	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	984,289	984,289	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					1,364,917	1,306,647	1,306,647
	Maker Wine Company		Senior Secured	11.8%		198,374	194,778	194,778	2/1/2025
	Markai Holdings, LLC		Senior Secured	6.3%		868,452	814,588	24,757	*
	Mavenform, Inc.		Senior Secured	13.5%		4,000,000	3,764,537	3,764,537	4/1/2027
	NeoSensory, Inc.		Senior Secured	14.0%		750,000	443,134	443,134	7/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		3,295,564	3,250,929	3,250,929	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		438,389	519,108	519,108	12/1/2024
	Plant Prefab, Inc.		Senior Secured	12.4%		1,236,363	1,153,107	1,153,107	6/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		83,495	82,112	82,112	10/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		71,321	70,308	70,308	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		126,050	120,557	120,557	5/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		95,798	87,076	87,076	1/1/2026
	PlantBaby, Inc.		Senior Secured	14.3%		110,778	107,564	107,564	5/1/2026
	PlantBaby, Inc. Subtotal					487,442	467,617	467,617
	Platform Science, Inc.		Senior Secured	12.5%		3,970,063	3,775,273	3,775,273	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		4,121,076	4,072,025	4,072,025	3/1/2026
	Platform Science, Inc. Subtotal					8,091,139	7,847,298	7,847,298
	Reali Inc.		Senior Secured	12.5%		3,586,031	2,630,866	7,322	*
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	6,000,000	5,327,830	5,327,830	3/1/2027
	Rise Gardens, Inc.		Senior Secured	11.8%		1,353,419	1,308,846	929,033	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,627,841	8,627,841	12/1/2027
	Runzy, Inc.		Senior Secured	14.5%		250,000	248,168	248,168	8/1/2027
	Runzy, Inc.		Senior Secured	14.3%		250,000	241,549	241,549	6/1/2027
	Runzy, Inc. Subtotal					500,000	489,717	489,717
	Scripta Insights, Inc.		Senior Secured	12.0%		929,944	911,605	911,605	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		232,589	230,414	230,414	4/1/2025
	Scripta Insights, Inc. Subtotal					1,162,533	1,142,019	1,142,019
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		664,427	659,969	659,969	5/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		855,990	830,692	830,692	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^ Subtotal					1,520,417	1,490,661	1,490,661
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	980,600	980,600	11/1/2026
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	905,169	905,169	10/1/2026
	State Affairs, Inc.		Senior Secured	14.0%		1,500,000	1,468,328	1,468,328	1/1/2027
	State Affairs, Inc. Subtotal					3,500,000	3,354,097	3,354,097
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,961,170	1,961,170	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	4,000,000	3,758,467	3,758,467	1/1/2027
	Sun Day Carwash, Inc. Subtotal					6,000,000	5,719,637	5,719,637
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,885,509	1,816,112	1,816,112	7/1/2026
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	490,698	490,698	12/1/2026
	Supplant, Inc. ** ^ Subtotal					2,385,509	2,306,810	2,306,810
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		904,710	881,922	881,922	8/1/2025
	TLNT Inc.		Senior Secured	15.0%		1,068,549	1,011,697	455,433	*
	TomoCredit, Inc.		Senior Secured	11.5%		794,987	794,987	794,987	6/1/2025
	TomoCredit, Inc.		Senior Secured	13.8%		3,000,000	2,862,192	2,862,192	4/1/2027
	TomoCredit, Inc.		Senior Secured	11.5%		794,876	769,373	769,373	6/1/2025
	TomoCredit, Inc. Subtotal					4,589,863	4,426,552	4,426,552

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Umbra Lab, Inc.		Senior Secured	13.5%		4,279,949	4,170,209	4,170,209	4/1/2026
	Umbra Lab, Inc.		Senior Secured	15.3%		6,000,000	5,799,587	5,799,587	10/1/2026
	Umbra Lab, Inc. Subtotal					10,279,949	9,969,796	9,969,796
	Virtuix Holdings, Inc.		Senior Secured	12.3%		318,378	312,758	312,758	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		348,949	344,532	344,532	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		581,499	561,586	561,586	4/1/2025
	Wellth, Inc. Subtotal					930,448	906,118	906,118
	World Wrapps II, Inc.		Senior Secured	12.5%	8.4%	400,000	401,790	401,790	7/1/2027
	World Wrapps II, Inc.		Senior Secured	12.5%	9.1%	600,000	434,128	434,128	7/1/2027
	World Wrapps II, Inc. Subtotal					1,000,000	835,918	835,918
	Zeno Technologies, Inc.		Senior Secured	10.0%		141,106	133,944	133,944	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		141,106	141,105	141,105	7/1/2025
	Zeno Technologies, Inc. Subtotal					282,212	275,049	275,049
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,151,809	6,151,809	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		4,757,128	4,584,330	4,584,330	1/1/2026
	Zimeno Inc. Subtotal					11,007,128	10,736,139	10,736,139
Other Technology Total		64.8%				$175,955,865	$163,564,447	$149,557,535

Security
	Axiado Corporation		Senior Secured	10.5%		$1,617,483	$1,617,471	$1,617,471	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,617,483	1,551,000	1,551,000	10/1/2025
	Axiado Corporation Subtotal					3,234,966	3,168,471	3,168,471
Security Total		1.4%				$3,234,966	$3,168,471	$3,168,471

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,152,734	$4,888,584	$4,888,584	3/1/2026
Semiconductors & Equipment Total		2.1%				$5,152,734	$4,888,584	$4,888,584

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,417,370	$1,417,370	10/1/2026
	Actual Systems, Inc.		Senior Secured	12.0%		531,540	511,569	511,569	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		1,998,509	1,947,156	1,947,156	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		544,815	530,159	530,159	1/1/2025
	Blackcart, Inc. ** ^		Senior Secured	13.3%	6.4%	1,000,000	947,166	947,166	1/1/2027
	BlueCart, Inc.		Senior Secured	14.8%		199,680	195,618	195,618	2/1/2026
	BlueCart, Inc.		Senior Secured	12.5%		1,191,019	1,140,615	1,140,615	2/1/2026
	BlueCart, Inc. Subtotal					1,390,699	1,336,233	1,336,233
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		1,328,060	1,303,104	1,303,104	6/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		828,821	815,517	815,517	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,055,742	1,012,633	1,012,633	11/1/2025
	Canopy Technology Corp. Subtotal					1,884,563	1,828,150	1,828,150
	Chowbus, Inc.		Senior Secured	12.0%		2,124,525	2,007,375	2,007,375	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		476,250	476,246	476,246	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,208,639	1,160,208	1,160,208	7/1/2026
	Common Sun, Inc Subtotal					1,684,889	1,636,454	1,636,454

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Eskalera, Inc.		Senior Secured	12.0%		1,480,998	1,435,434	1,435,434	10/1/2026
	Family First, Inc		Senior Secured	12.0%	7.4%	4,000,000	3,831,182	3,831,182	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		485,259	479,094	479,094	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		455,972	450,605	450,605	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		395,419	391,434	391,434	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		364,286	342,916	342,916	12/1/2025
	Form Remodel, Inc. Subtotal					1,700,936	1,664,049	1,664,049
	FutureProof Technologies, Inc.		Senior Secured	13.5%		914,511	867,576	867,576	6/1/2026
	Gladly Software, Inc.		Senior Secured	11.6%		24,283,486	23,366,873	23,366,873	12/1/2026
	Grokker, Inc.		Senior Secured	11.5%		365,248	357,162	357,162	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		379,983	362,527	362,527	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		379,983	379,983	379,983	1/1/2026
	HaystacksAI, Inc. Subtotal					759,966	742,510	742,510
	Hdata, Inc.		Senior Secured	12.8%	2.5%	500,000	456,090	456,090	10/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		552,873	511,033	511,033	5/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,969,061	1,969,061	11/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	3,000,000	2,858,088	2,858,088	9/1/2026
	Ioogo Inc. Subtotal					5,000,000	4,827,149	4,827,149
	Journey Builders, Inc.		Senior Secured	12.5%		941,730	907,773	907,773	8/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,774,589	6,774,589	10/1/2026
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	2,000,000	1,938,168	1,938,168	6/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	3,000,000	2,814,801	2,814,801	2/1/2027
	Kolors, Inc. ** ^ Subtotal					5,000,000	4,752,969	4,752,969
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		10,000,000	8,834,667	8,834,667	2/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.8%		4,000,000	3,584,766	3,584,766	7/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.5%		6,000,000	5,606,538	5,606,538	1/1/2027
	Make Cents Technologies Inc. Subtotal					10,000,000	9,191,304	9,191,304
	Merlyn Mind, Inc.		Senior Secured	13.8%		10,000,000	9,520,345	9,520,345	3/1/2027
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,206,906	1,237,274	725,714	*
	NopSec Inc.		Senior Secured	12.0%		599,050	589,916	589,916	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		730,049	703,377	703,377	10/1/2025
	Overalls, Inc.		Senior Secured	13.5%		427,995	403,999	403,999	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		214,791	214,791	214,791	4/1/2026
	Overalls, Inc. Subtotal					642,786	618,790	618,790
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	2,845,951	2,721,255	2,721,255	10/1/2026
	Ratio Technologies, Inc.		Senior Secured	11.0%		167,673	141,294	141,294	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		400,737	395,440	395,440	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,108,315	1,093,861	1,093,861	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,676,725	1,630,595	1,630,595
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,732,554	2,732,554	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,940,332	2,940,332	10/1/2027
	Safe Securities Inc. Subtotal					6,000,000	5,672,886	5,672,886

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		1,250,000	1,220,279	1,220,279	1/1/2027
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		1,145,032	1,067,505	1,067,505	6/1/2026
	Scaleup Finance Group ApS ** ^ Subtotal					2,395,032	2,287,784	2,287,784
	Semsee Corp.		Senior Secured	14.3%	1.0%	3,000,000	2,786,314	2,786,314	1/1/2027
	Sonatus, Inc		Senior Secured	12.5%		3,619,363	3,502,673	3,502,673	12/1/2025
	Sonatus, Inc		Senior Secured	12.5%		1,647,718	1,611,582	1,611,582	12/1/2024
	Sonatus, Inc Subtotal					5,267,081	5,114,255	5,114,255
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		640,721	629,950	568,677	6/1/2026
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,421,621	1,304,557	1,304,557	10/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,075,671	1,021,467	1,021,467	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,075,671	1,056,293	1,056,293	6/1/2026
	Vesta Housing, Inc. Subtotal					2,151,342	2,077,760	2,077,760
	WorkRails, Inc.		Senior Secured	12.0%		455,117	340,563	168,083	*
Software Total		51.4%				$125,519,729	$119,220,717	$118,475,404

Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$750,000	$690,131	$690,131	1/1/2027
	iLearningEngines Inc.		Senior Secured	11.5%		5,173,047	4,911,021	4,911,021	1/1/2026
	iLearningEngines Inc.		Senior Secured	13.0%		10,000,000	9,144,069	9,144,069	11/1/2026
	iLearningEngines Inc. Subtotal					15,173,047	14,055,090	14,055,090
	Klar Holdings Limited ** ^		Senior Secured	11.8%		2,979,414	2,880,436	2,880,436	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,372	2,352,929	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,744,295	2,585,658	2,585,658	6/1/2026
	Surround Group, Inc.		Senior Secured	14.3%		857,185	818,117	818,117	4/1/2026
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,600,839	1,523,908	1,523,908	6/1/2026
	Techspert.IO Limited ** ^		Senior Secured	14.8%		1,750,000	1,707,866	1,707,866	3/1/2027
	Techspert.IO Limited ** ^ Subtotal					3,350,839	3,231,774	3,231,774
Technology Services Total		11.5%				$29,523,840	$27,741,578	$26,614,135

Wireless
	Juvo Mobile, Inc. **		Senior Secured	15.5%		$472,221	$463,655	$463,655	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,413,102	1,359,724	1,359,724	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.9%	2,000,000	1,886,087	1,886,087	7/1/2027
	Juvo Mobile, Inc. ** Subtotal					3,885,323	3,709,466	3,709,466
Wireless Total		1.6%				$3,885,323	$3,709,466	$3,709,466

	Grand Total	171.4%				$439,287,393	$412,437,777	$395,415,834

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	9.0%	$20,787,990	$20,787,990
Total Cash Equivalents		9.0%	$20,787,990	$20,787,990

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.6500% to be paid monthly	Zions Bancorporation, N.A.	12/31/2024	$50,000,000	$17,555	$—	$17,555
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	50,000,000	45,667	—	45,667
Total				$100,000,000	$63,222	$—	$63,222

* As of March 31, 2024, loans with a cost basis of $24.5 million and a fair value of $9.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2024, 17.0% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(e) The unrealized appreciation was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

As of March 31, 2024, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

(Intentionally left blank)

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$5,000,000	$4,815,056	$4,815,056	8/1/2026
	Mazen Animal Health Inc.		Senior Secured	14.3%		4,000,000	3,816,533	3,816,533	8/1/2026
	Ukko Inc.		Senior Secured	11.5%		3,398,473	3,253,318	3,253,318	5/1/2026
Biotechnology Total		5.2%				$12,398,473	$11,884,907	$11,884,907

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%	6.6%	$1,375,510	$1,364,322	$1,364,322	7/1/2027
	Canary Connect, Inc.		Senior Secured	12.0%	7.6%	3,624,490	3,565,215	3,565,215	7/1/2027
	Canary Connect, Inc. Subtotal					5,000,000	4,929,537	4,929,537
	Proto, Inc.		Senior Secured	12.5%		1,049,740	1,001,516	1,001,516	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,050,540	1,050,539	1,050,539	10/1/2025
	Proto, Inc. Subtotal					2,100,280	2,052,055	2,052,055
Computers & Storage Total		3.1%				$7,100,280	$6,981,592	$6,981,592

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$200,739	$153,231	$153,231	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		133,826	133,821	133,821	7/1/2025
	Ainsly, Inc. ** ^ Subtotal					334,565	287,052	287,052
	D2C Store, Inc.		Senior Secured	10.0%		1,905,572	1,572,688	1,572,688	*
	Findigs, Inc.		Senior Secured	13.5%		3,500,000	3,214,747	3,214,747	7/1/2027
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,162,069	7,162,069	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		859,047	833,541	833,541	1/1/2025
	Pixalate, Inc.		Senior Secured	13.0%	2.5%	1,000,000	1,001,347	1,001,347	4/1/2027
	Pixalate, Inc.		Senior Secured	12.8%	2.5%	1,000,000	855,173	855,173	2/1/2027
	Pixalate, Inc. Subtotal					2,000,000	1,856,520	1,856,520
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,779,146	11,779,146	7/1/2026
	Realm Living, Inc.		Senior Secured	13.0%		3,886,089	3,734,520	3,734,520	5/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		988,490	929,802	929,802	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,082,499	1,070,622	1,070,622	9/1/2025
	RenoFi, Inc. Subtotal					2,070,989	2,000,424	2,000,424
	RetailerX, Inc.		Senior Secured	11.0%		3,834,495	3,656,561	3,656,561	7/1/2026
	RetailerX, Inc.		Senior Secured	10.0%	100.0%	3,654,343	3,654,343	3,654,343	6/28/2024
	RetailerX, Inc. Subtotal					7,488,838	7,310,904	7,310,904
	Vinvesto, Inc.		Senior Secured	15.0%		243,054	243,054	243,054	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		243,033	223,116	223,116	5/1/2026
	Vinvesto, Inc. Subtotal					486,087	466,170	466,170
	Wildxyz, Inc.		Senior Secured	12.8%	4.7%	2,000,000	1,898,870	1,898,870	7/1/2026
Internet Total		18.6%				$44,531,187	$42,116,651	$42,116,651

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$2,000,000	$1,849,886	$1,849,886	1/1/2027
	Gallant Pet, Inc.		Senior Secured	14.0%		2,000,000	1,810,178	1,810,178	10/1/2026
Medical Devices Total		1.6%				$4,000,000	$3,660,064	$3,660,064

Other Healthcare
	CarePoint, Inc. ** ^		Senior Secured	13.8%	5.0%	$1,000,000	$852,778	$852,778	7/1/2026
	GoForward, Inc.		Senior Secured	12.8%		20,000,000	18,027,726	18,027,726	10/1/2026
	Grayce, Inc.		Senior Secured	14.0%		664,671	631,909	631,909	2/1/2026
	Julie Products Inc.		Senior Secured	15.3%		375,000	366,817	366,817	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		375,000	366,153	366,153	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		802,628	764,447	764,447	9/1/2025
	Julie Products Inc. Subtotal					1,552,628	1,497,417	1,497,417
	KBS, Inc.		Senior Secured	14.0%		250,000	229,967	229,967	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,357,150	1,142,275	—	*
	Open Inc.		Senior Secured	13.5%		457,247	436,107	436,107	3/1/2026
	Open Inc.		Senior Secured	14.8%		457,878	451,414	451,414	3/1/2026
	Open Inc. Subtotal					915,125	887,521	887,521
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		667,730	643,612	643,612	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		242,902	220,407	220,407	5/1/2026
Other Healthcare Total		10.1%				$26,650,206	$24,133,612	$22,991,337

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$532,573	$505,660	$505,660	1/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		625,000	625,000	625,000	7/1/2026
	Airspeed, Inc. Subtotal					1,157,573	1,130,660	1,130,660
	AL Services ** ^		Senior Secured	12.5%		330,763	307,345	307,345	7/1/2025
	ArroFi Inc.		Senior Secured	11.3%		2,354,587	2,265,319	2,265,319	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		1,282,604	1,203,696	1,203,696	1/1/2026
	Badiani Limited ** ^		Senior Secured	13.8%		500,000	487,832	487,832	1/1/2027
	Badiani Limited ** ^		Senior Secured	13.5%		1,000,000	937,115	937,115	9/1/2026
	Badiani Limited ** ^ Subtotal					1,500,000	1,424,947	1,424,947
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,795,513	449,191	*
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		1,291,713	1,239,031	1,239,031	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		646,138	637,335	637,335	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		645,892	637,825	637,825	10/1/2025
	Beekeeper's Naturals, Inc ** ^ Subtotal					2,583,743	2,514,191	2,514,191
	Bryte, Inc.		Senior Secured	10.0%		1,680,936	1,640,717	1,640,717	9/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,127,835	1,088,832	1,088,832	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,630,476	1,602,801	1,602,801	4/1/2026
	Ceres Imaging, Inc. Subtotal					2,758,311	2,691,633	2,691,633
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,699,044	7,542,825	7,542,825	1/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	CornerUp, Inc.		Senior Secured	15.0%		229,002	196,822	196,822	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		236,122	232,070	232,070	4/1/2026
	CornerUp, Inc. Subtotal					465,124	428,892	428,892
	Creoate Limited ** ^		Senior Secured	15.5%		500,000	488,425	488,425	2/1/2027
	Creoate Limited ** ^		Senior Secured	11.8%		617,298	592,002	592,002	12/1/2025
	Creoate Limited ** ^		Senior Secured	14.0%		228,750	225,211	225,211	3/1/2026
	Creoate Limited ** ^ Subtotal					1,346,048	1,305,638	1,305,638
	Daybase, Inc.		Senior Secured	11.0%		1,265,000	1,129,983	—	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,427,481	2,369,345	2,369,345	5/1/2026
	EasyKnock, Inc.		Senior Secured	11.5%		1,902,781	1,763,129	1,763,129	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,056,477	2,016,015	2,016,015	12/1/2025
	EasyKnock, Inc. Subtotal					6,386,739	6,148,489	6,148,489
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,729,692	1,696,603	1,696,603	8/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,410,524	1,339,264	1,339,264	4/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					3,140,216	3,035,867	3,035,867
	Fanimal, Inc.		Senior Secured	11.8%		330,628	324,581	324,581	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,987	364,987	7/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		250,000	244,279	244,279	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		189,126	169,116	169,116	2/1/2026
	Fanimal, Inc. Subtotal					1,144,754	1,102,963	1,102,963
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	793,209	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		12,500,000	11,799,593	11,799,593	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		9,872,884	5,199,021	5,199,021	5/1/2027
	Hint, Inc.		Senior Secured	12.0%		4,898,181	4,458,792	4,458,792	5/1/2025
	Holo, Inc.		Senior Secured	15.5%		486,194	472,810	472,810	5/1/2026
	Holo, Inc.		Senior Secured	13.5%		826,350	769,711	769,711	12/1/2025
	Holo, Inc. Subtotal					1,312,544	1,242,521	1,242,521
	Hyphen Technologies, Inc.		Senior Secured	11.5%		2,737,343	2,644,141	2,644,141	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,982,991	1,927,316	1,927,316	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		985,378	971,851	971,851	9/1/2024
	Joy Memories, Inc		Senior Secured	12.0%		1,235,303	1,158,922	1,158,922	12/1/2025
	Joy Memories, Inc		Senior Secured	12.8%	1.5%	5,000,000	4,738,844	4,738,844	2/1/2027
	Joy Memories, Inc Subtotal					6,235,303	5,897,766	5,897,766
	Kibeam Learning, Inc.		Senior Secured	11.5%		656,577	633,002	633,002	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,469,096	1,469,096	9/1/2026
	LendTable Inc.		Senior Secured	13.5%		1,828,989	1,751,544	1,751,544	3/1/2026
	LendTable Inc. Subtotal					3,328,989	3,220,640	3,220,640
	Literati, Inc.		Senior Secured	11.3%		6,548,474	6,397,107	6,397,107	3/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		411,295	357,702	357,702	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	981,817	981,817	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					1,411,295	1,339,519	1,339,519
	Maker Wine Company		Senior Secured	11.8%		248,887	243,291	243,291	2/1/2025
	Markai Holdings, LLC		Senior Secured	6.3%		868,452	814,588	49,543	*
	Mavenform, Inc.		Senior Secured	13.5%		4,000,000	3,739,033	3,739,033	4/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		4,327,530	4,251,939	4,251,939	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		482,259	499,616	499,616	12/1/2024
	Plant Prefab, Inc.		Senior Secured	12.4%		1,236,363	1,174,111	1,174,111	12/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		83,466	82,084	82,084	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		95,285	93,485	93,485	10/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		121,495	117,614	117,614	5/1/2026
	PlantBaby, Inc.		Senior Secured	13.8%		107,087	96,231	96,231	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		150,836	143,047	143,047	5/1/2025
	PlantBaby, Inc. Subtotal					558,169	532,461	532,461
	Platform Science, Inc.		Senior Secured	12.5%		4,421,154	4,179,690	4,179,690	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		4,567,377	4,506,939	4,506,939	3/1/2026
	Platform Science, Inc. Subtotal					8,988,531	8,686,629	8,686,629
	Reali Inc.		Senior Secured	12.5%		3,586,031	2,630,866	7,322	*
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	6,000,000	5,181,739	5,181,739	3/1/2027
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	491,113	343,183	10/1/2026
	Rise Gardens, Inc.		Senior Secured	11.8%		792,662	769,831	537,948	11/1/2025
	Rise Gardens, Inc. Subtotal					1,292,662	1,260,944	881,131
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,586,100	8,586,100	12/1/2027
	Runzy, Inc.		Senior Secured	14.5%		250,000	247,977	247,977	8/1/2027
	Runzy, Inc.		Senior Secured	14.3%		250,000	240,589	240,589	6/1/2027
	Runzy, Inc. Subtotal					500,000	488,566	488,566
	Scripta Insights, Inc.		Senior Secured	12.0%		1,127,995	1,101,197	1,101,197	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		282,123	278,940	278,940	4/1/2025
	Scripta Insights, Inc. Subtotal					1,410,118	1,380,137	1,380,137
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		728,903	723,510	723,510	5/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		943,438	912,621	912,621	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^ Subtotal					1,672,341	1,636,131	1,636,131
	State Affairs, Inc.		Senior Secured	14.0%		1,500,000	1,464,453	1,464,453	1/1/2027
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	977,932	977,932	11/1/2026
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	891,906	891,906	10/1/2026
	State Affairs, Inc. Subtotal					3,500,000	3,334,291	3,334,291
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,951,873	1,951,873	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	4,000,000	3,719,925	3,719,925	1/1/2027
	Sun Day Carwash, Inc. Subtotal					6,000,000	5,671,798	5,671,798
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	489,453	489,453	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,917,423	1,917,423	7/1/2026
	Supplant, Inc. ** ^ Subtotal					2,500,000	2,406,876	2,406,876
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,048,969	1,018,428	1,018,428	8/1/2025
	TLNT Inc.		Senior Secured	15.3%		312,500	305,936	191,458	8/1/2026
	TLNT Inc.		Senior Secured	15.8%		312,500	304,453	190,530	2/1/2027
	TLNT Inc.		Senior Secured	14.3%		353,987	325,391	203,633	4/1/2026
	TLNT Inc.		Senior Secured	14.8%		118,039	115,911	72,539	4/1/2026
	TLNT Inc. Subtotal					1,097,026	1,051,691	658,160

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	TomoCredit, Inc.		Senior Secured	11.5%		940,786	940,786	940,786	6/1/2025
	TomoCredit, Inc.		Senior Secured	13.8%		3,000,000	2,847,196	2,847,196	4/1/2027
	TomoCredit, Inc.		Senior Secured	11.5%		940,655	905,134	905,134	6/1/2025
	TomoCredit, Inc. Subtotal					4,881,441	4,693,116	4,693,116
	Umbra Lab, Inc.		Senior Secured	13.5%		4,717,188	4,583,466	4,583,466	4/1/2026
	Umbra Lab, Inc.		Senior Secured	15.3%		6,000,000	5,769,174	5,769,174	10/1/2026
	Umbra Lab, Inc. Subtotal					10,717,188	10,352,640	10,352,640
	Virtuix Holdings, Inc.		Senior Secured	12.3%		365,971	358,553	358,553	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		423,265	416,804	416,804	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		705,341	676,303	676,303	4/1/2025
	Wellth, Inc. Subtotal					1,128,606	1,093,107	1,093,107
	World Wrapps II, Inc.		Senior Secured	12.5%	9.1%	600,000	418,147	418,147	7/1/2027
	World Wrapps II, Inc.		Senior Secured	12.5%	8.4%	400,000	399,444	399,444	7/1/2027
	World Wrapps II, Inc. Subtotal					1,000,000	817,591	817,591
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	165,525	165,525	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	155,757	155,757	7/1/2025
	Zeno Technologies, Inc. Subtotal					331,052	321,282	321,282
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,136,157	6,136,157	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		5,331,391	5,114,486	5,114,486	1/1/2026
	Zimeno Inc. Subtotal					11,581,391	11,250,643	11,250,643
Other Technology Total		70.0%				$183,494,039	$170,014,495	$159,031,085
Security
	Axiado Corporation		Senior Secured	10.5%		$1,849,112	$1,849,098	$1,849,098	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,849,112	1,762,565	1,762,565	10/1/2025
	Axiado Corporation Subtotal					3,698,224	3,611,663	3,611,663
	Lassen Peak, Inc.		Senior Secured	11.0%		109,199	107,258	107,258	8/1/2024
Security Total		1.6%				$3,807,423	$3,718,921	$3,718,921

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,152,734	$4,821,317	$4,821,317	3/1/2026
Semiconductors & Equipment Total		2.1%				$5,152,734	$4,821,317	$4,821,317

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,404,738	$1,404,738	10/1/2026
	Actual Systems, Inc.		Senior Secured	12.0%		628,655	600,880	600,880	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		2,390,325	2,317,261	2,317,261	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		697,965	674,305	674,305	1/1/2025
	Blackcart, Inc. ** ^		Senior Secured	13.3%	6.4%	1,000,000	937,915	937,915	1/1/2027
	BlueCart, Inc.		Senior Secured	12.5%		1,326,346	1,263,830	1,263,830	2/1/2026
	BlueCart, Inc.		Senior Secured	14.8%		221,804	216,774	216,774	2/1/2026
	BlueCart, Inc. Subtotal					1,548,150	1,480,604	1,480,604
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		1,570,704	1,535,913	1,535,913	6/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		916,006	899,683	899,683	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,194,573	1,139,433	1,139,433	11/1/2025
	Canopy Technology Corp. Subtotal					2,110,579	2,039,116	2,039,116

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Chowbus, Inc.		Senior Secured	12.0%		2,625,783	2,449,576	2,449,576	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,995	499,995	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,320,637	1,262,731	1,262,731	7/1/2026
	Common Sun, Inc Subtotal					1,820,637	1,762,726	1,762,726
	Eskalera, Inc.		Senior Secured	12.0%		1,481,557	1,428,773	1,428,773	10/1/2026
	Family First, Inc		Senior Secured	12.0%	7.4%	4,000,000	3,795,187	3,795,187	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		410,822	383,743	383,743	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	492,701	492,701	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		441,105	436,137	436,137	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	493,526	493,526	6/1/2026
	Form Remodel, Inc. Subtotal					1,851,927	1,806,107	1,806,107
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	943,769	943,769	6/1/2026
	Gladly Software, Inc.		Senior Secured	11.6%		24,716,004	23,649,871	23,649,871	12/1/2026
	Grokker, Inc.		Senior Secured	11.5%		403,473	393,586	393,586	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	426,099	426,099	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	404,188	404,188	1/1/2026
	HaystacksAI, Inc. Subtotal					852,198	830,287	830,287
	Hdata, Inc.		Senior Secured	12.8%	2.5%	500,000	448,042	448,042	10/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		607,201	556,766	556,766	5/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,959,731	1,959,731	11/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	3,000,000	2,827,101	2,827,101	9/1/2026
	Ioogo Inc. Subtotal					5,000,000	4,786,832	4,786,832
	Journey Builders, Inc.		Senior Secured	12.5%		942,299	901,246	901,246	8/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,739,524	6,739,524	10/1/2026
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	3,000,000	2,785,527	2,785,527	2/1/2027
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		10,000,000	8,698,661	8,698,661	2/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.5%		6,000,000	5,556,761	5,556,761	1/1/2027
	Merlyn Mind, Inc.		Senior Secured	13.8%		10,000,000	9,465,482	9,465,482	3/1/2027
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,318,612	1,348,980	509,952	*
	NopSec Inc.		Senior Secured	12.0%		767,446	752,670	752,670	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		380,556	367,489	367,489	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		380,556	376,163	376,163	10/1/2025
	Ocurate, Inc. Subtotal					761,112	743,652	743,652
	Overalls, Inc.		Senior Secured	13.5%		471,719	442,548	442,548	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		236,209	236,209	236,209	4/1/2026
	Overalls, Inc. Subtotal					707,928	678,757	678,757
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	3,000,000	2,850,212	2,850,212	10/1/2026
	Ratio Technologies, Inc.		Senior Secured	11.0%		180,104	149,795	149,795	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		430,449	424,310	424,310	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,190,488	1,173,736	1,173,736	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,801,041	1,747,841	1,747,841

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,932,149	2,932,149	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,705,481	2,705,481	10/1/2027
	Safe Securities Inc. Subtotal					6,000,000	5,637,630	5,637,630
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		1,250,000	1,157,448	1,157,448	6/1/2026
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		1,250,000	1,216,529	1,216,529	1/1/2027
	Scaleup Finance Group ApS ** ^ Subtotal					2,500,000	2,373,977	2,373,977
	Semsee Corp.		Senior Secured	14.3%	1.0%	3,000,000	2,727,884	2,727,884	1/1/2027
	Sonatus, Inc		Senior Secured	12.5%		4,075,074	3,927,011	3,927,011	12/1/2025
	Sonatus, Inc		Senior Secured	12.5%		2,163,681	2,102,587	2,102,587	12/1/2024
	Sonatus, Inc Subtotal					6,238,755	6,029,598	6,029,598
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		676,801	650,923	650,923	6/1/2026
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,482,990	1,399,404	1,399,404	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,113,412	1,113,412	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,155,197	1,155,197	6/1/2026
	Vesta Housing, Inc. Subtotal					2,357,066	2,268,609	2,268,609
	WorkRails, Inc.		Senior Secured	12.0%		455,117	369,727	68,278	*
Software Total		51.2%				$124,314,325	$117,569,319	$116,428,842

Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$750,000	$682,643	$682,643	1/1/2027
	iLearningEngines Inc.		Senior Secured	13.0%		10,000,000	9,022,781	9,022,781	11/1/2026
	iLearningEngines Inc.		Senior Secured	11.5%		904,731	600,568	600,568	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,407,609	1,360,828	1,360,828	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,727,221	1,695,265	1,695,265	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,109,706	2,063,191	2,063,191	1/1/2026
	iLearningEngines Inc. Subtotal					16,149,267	14,742,633	14,742,633
	Klar Holdings Limited ** ^		Senior Secured	11.8%		3,455,849	3,323,072	3,323,072	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,372	2,352,928	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		3,000,000	2,810,109	2,810,109	6/1/2026
	Surround Group, Inc.		Senior Secured	14.3%		943,965	896,488	896,488	4/1/2026
	Techspert.IO Limited ** ^		Senior Secured	14.8%		1,750,000	1,703,039	1,703,039	3/1/2027
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,750,000	1,657,848	1,657,848	6/1/2026
	Techspert.IO Limited ** ^ Subtotal					3,500,000	3,360,887	3,360,887
Technology Services Total		12.4%				$31,468,141	$29,296,204	$28,168,760

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Wireless
	Juvo Mobile, Inc. **		Senior Secured	15.5%		$500,000	$489,833	$489,833	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.5%		2,000,000	1,870,414	1,870,414	7/1/2027
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,436,390	1,436,390	7/1/2026
	Juvo Mobile, Inc. ** Subtotal					4,000,000	3,796,637	3,796,637
Wireless Total		1.7%				$4,000,000	$3,796,637	$3,796,637

	Grand Total	177.6%				$446,916,808	$417,993,719	$403,600,113

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	7.5%	$17,030,603	$17,030,603
Total Cash Equivalents		7.5%	$17,030,603	$17,030,603

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.6500% to be paid monthly	Zions Bancorporation, N.A.	12/31/2024	$50,000,000	$(31,439)	$—	$(31,439)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	50,000,000	(79,478)	—	(79,478)
Total				$100,000,000	$(110,917)	$—	$(110,917)

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

(e) The unrealized depreciation was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

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

The Fund will be dissolved on December 31, 2031 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by WTI Fund X, LLC (the “Company”). Prior to commencing investment operations on October 1, 2021, the Fund had no operations other than incurring organizational expenses and the sale to the Company of 100,000 shares of common stock, $0.001 par value (the “Shares”) in October 2020 and receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on April 5, 2021.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2024 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of or the ability to redeem or liquidate holdings within 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2024, the Fund held 20,787,990 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.20% and $401,032 in cash, which together represented 9.18% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, the Fund held 17,030,603 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.26%, and $200,000 in cash, which together represented 7.58% of the net assets of the Fund.

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

As of March 31, 2024 and December 31, 2023, the financial statements included nonmarketable investments of $395.4 million and $403.6 million, respectively, (or 93.1% and 93.8% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

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

If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status. Interest that would have been accrued during the time a loan was classified as non-accrual will be added back to the remaining payment schedule, causing a change in the effective interest rate.

As of March 31, 2024 and December 31, 2023, loans with a cost basis of $24.5 million and $19.4 million and a fair value of $9.3 million and $5.8 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2024 and December 31, 2023, the Fund assumed the average duration of a warrant is four years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

The Fund is a party to master netting arrangements with Zions Bancorporation, N.A., however, the Fund has elected not to offset assets and liabilities under these arrangements for financial statement presentation purposes. Contracts are recorded at gross fair value in either derivative assets or derivative liability in the Condensed Statements of Assets and Liabilities, depending on whether the fair value of the contract is in favor of the Fund or the counterparty. The changes in fair value are recorded in net change in unrealized gain (loss) from derivative instruments in the Condensed Statements of Operations and the monthly interest received or paid on the contract, if any, is recorded in net realized gain (loss) from derivative instruments in the Condensed Statements of Operations.

The interest rate collar instruments are contractually scheduled to terminate on December 31, 2024 and December 31, 2025.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2024 and December 31, 2023, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

Performing Loans	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Weighted-Average Interest Rate - Cash	10.57%	13.86%
Weighted-Average Interest Rate - Non-Cash	7.40%	3.48%
Weighted-Average Interest Rate	17.97%	17.34%

All Loans	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Weighted-Average Interest Rate - Cash	10.39%	13.74%
Weighted-Average Interest Rate - Non-Cash	7.28%	3.44%
Weighted-Average Interest Rate	17.67%	17.18%

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

All loans as of March 31, 2024 and December 31, 2023 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2024 and December 31, 2023, the Fund had unexpired unfunded commitments to borrowers of $146.6 million and $132.3 million, respectively.

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

There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2024 and 2023.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$11,422,237	Hypothetical market analysis	Hypothetical market coupon rate	15% - 18%	17%

Computers & Storage	6,766,764	Hypothetical market analysis	Hypothetical market coupon rate	15% - 15%	15%

Internet	40,118,463	Hypothetical market analysis	Hypothetical market coupon rate	13% - 19%	16%
		Asset Recovery	Probability weighting of alternative outcomes	50% *

Medical Devices	3,701,504	Hypothetical market analysis	Hypothetical market coupon rate	19% - 21%	20%

Other Healthcare	26,993,271	Hypothetical market analysis	Hypothetical market coupon rate	17% - 27%	20%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Other Technology	149,557,535	Hypothetical market analysis	Hypothetical market coupon rate	13% - 54%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	3,168,471	Hypothetical market analysis	Hypothetical market coupon rate	*	13%

Semiconductors & Equipment	4,888,584	Hypothetical market analysis	Hypothetical market coupon rate	*	18%

Software	118,475,404	Hypothetical market analysis	Hypothetical market coupon rate	13% - 34%	17%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 75% ^

Technology Services	26,614,135	Hypothetical market analysis	Hypothetical market coupon rate	16% - 19%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 60% *

Wireless	3,709,466	Hypothetical market analysis	Hypothetical market coupon rate	*	17%

Total Loan Investments	$395,415,834

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within this industry based on different potential future outcomes.
* There is only one loan within the industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$11,884,907	Hypothetical market analysis	Hypothetical market coupon rate	16% - 18%	17%

Computers & Storage	6,981,592	Hypothetical market analysis	Hypothetical market coupon rate	15% - 16%	15%

Internet	42,116,651	Hypothetical market analysis	Hypothetical market coupon rate	13% - 33%	17%
		Asset Recovery	Probability weighting of alternative outcomes	50% *

Medical Devices	3,660,064	Hypothetical market analysis	Hypothetical market coupon rate	20% - 21%	21%

Other Healthcare	22,991,337	Hypothetical market analysis	Hypothetical market coupon rate	17% - 28%	20%
		Asset Recovery	Probability weighting of alternative outcomes	100%*

Other Technology	159,031,085	Hypothetical market analysis	Hypothetical market coupon rate	13% - 74%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Security	3,718,921	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%

Semiconductors & Equipment	4,821,317	Hypothetical market analysis	Hypothetical market coupon rate	*	18%

Software	116,428,842	Hypothetical market analysis	Hypothetical market coupon rate	13% -24% *	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 85% ^

Technology Services	28,168,760	Hypothetical market analysis	Hypothetical market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 60% *

Wireless	3,796,637	Hypothetical market analysis	Hypothetical market coupon rate	*	17%

Total Loan Investments	$403,600,113

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.
* There is only one loan within this industry that utilizes this valuation technique.

(Intentionally left blank)

The following tables present the balances of assets and liabilities as of March 31, 2024 and December 31, 2023 measured at fair value on a recurring basis.

As of March 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$395,415,834	$395,415,834
Derivative assets	—	63,222	—	63,222
Cash equivalents	20,787,990	—	—	20,787,990
Total assets	$20,787,990	$63,222	$395,415,834	$416,267,046

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$188,000,000	$—	$188,000,000
Total liabilities	$—	$188,000,000	$—	$188,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

There were no Derivative liabilities as of March 31, 2024.

As of December 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$403,600,113	$403,600,113
Cash equivalents	17,030,603	—	—	17,030,603
Total assets	$17,030,603	$—	$403,600,113	$420,630,716

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$197,500,000	$—	$197,500,000
Derivative liability	—	110,917	—	110,917
Total liabilities	$—	$197,610,917	$—	$197,610,917

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

There were no Derivative assets as of December 31, 2023.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2024
	Loans	Warrants	Stocks	Convertible Notes
Beginning balance	$403,600,113	$—	$—	$—
Acquisitions and originations	18,883,000	2,449,175	32,326	300,000
Principal payments on loans, net of accretion	(24,438,942)	—	—	—
Distributions to shareholder	—	(2,449,175)	(32,326)	(300,000)
Net change in unrealized loss from loans	(2,628,337)	—	—	—
Ending balance	$395,415,834	$—	$—	$—

Net change in unrealized loss from loans still held at March 31, 2024	$(2,628,337)

	For the Three Months Ended March 31, 2023
	Loans	Warrants
Beginning balance	$268,498,972	$—
Acquisitions and originations	47,500,000	4,641,222
Principal payments on loans, net of accretion	(14,702,930)	—
Distributions to shareholder	—	(4,641,222)
Net change in unrealized loss from loans	(1,103,501)	—
Ending balance	$300,192,541	$—

Net change in unrealized loss from loans and other assets still held at March 31, 2023	$(1,103,501)
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
5. CAPITAL STOCK

As of both March 31, 2024 and December 31, 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2024 and December 31, 2023, was $500.0 million. Total contributed capital to the Company as of both March 31, 2024 and December 31, 2023 was $305.0 million, of which $276.0 million was contributed to the Fund as of both March 31, 2024 and December 31, 2023.

The chart below shows the distributions of the Fund for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Cash distributions	$3,266,000	$—
Distributions of equity securities	2,781,501	4,641,222
Total distributions to shareholder	$6,047,501	$4,641,222
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

On April 30, 2021, the sole shareholder of the Fund approved the application to the Fund of a minimum asset coverage ratio of 150%, pursuant to Section 61(a)(2) of the 1940 Act to provide the Fund with maximum leverage flexibility. The 150% asset coverage ratio became effective for the Fund on April 30, 2021. As of March 31, 2024 and December 31, 2023, the Fund’s asset coverage for borrowings was 222% and 214%, respectively.

On October 18, 2021, the Fund along with the Company and WTI Fund X GP, LLC (together with the Company, the "Guarantors") entered into a Loan and Security Agreement (the "Loan Agreement") with ING Capital LLC that established a secured revolving loan facility in an initial amount of up to $125.0 million with the option to request that borrowing availability be increased up to $375.0 million, subject to further negotiation and credit approval.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, an Adjusted Term SOFR Loan or a Daily Compounded SOFR Loan (each as defined below). As of March 31, 2024, all of the Fund’s outstanding borrowings were Adjusted Term SOFR Rate Loans. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of December 31, 2023, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of March 31, 2024 and December 31, 2023, $188.0 million and $197.5 million, respectively, was outstanding under the facility.

As of March 31, 2024 the Term SOFR rates were as follows:

1-month Term SOFR	5.3287%
3-month Term SOFR	5.2982%
6-month Term SOFR	5.2178%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2024 and December 31, 2023, the remaining unamortized fees and costs of $1.1 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of March 31, 2024 and December 31, 2023, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2024:

	Amount	Maturity Date	All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$188,000,000	October 18, 2026	Variable based on 1-Month Adjusted Term SOFR rate
Total Outstanding	$188,000,000
(a) Inclusive of Applicable SOFR Margin of 2.16600% as calculated for this period plus 0.11448% SOFR Adjustment.

The following is the summary of the outstanding facility draws as of December 31, 2023:

	Amount	Maturity Date	All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan (b)	$197,500,000	October 18, 2026	Variable based on 1-Month Adjusted Term SOFR rate
Total Outstanding	$197,500,000
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

As compensation for its services to the Fund, the Manager, from the date of the first capital contribution, October 1, 2021, receives an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of Management Fee for each annual period (which is comprised of four whole fiscal quarters and which, in the case of the first year, commenced on the first day of the first fiscal quarter following the first capital contribution) calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.

For the three months ended March 31, 2024 and 2023, Management Fees were calculated at 1.575% and 1.600% of the Company's committed capital, respectively. Management Fees of $2.0 million was recognized as expenses for both the three months ended March 31, 2024 and 2023.

Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees and agents (including the Manager) of the Fund to the fullest extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund has acquired a directors and officers insurance policy.
Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)
    The Manager also serves as the investment manager for Fund IX. The Fund’s Board determined that so long as Fund IX had capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund IX invested. Generally, the amount of each investment was allocated 50% to the Fund and 50% to Fund IX, or such other allocations as determined by the respective funds' board of directors, so long as the funds had capital available to invest. The Fund co-invested with Fund IX through December 31, 2023, which was the end of Fund IX’s investment period.

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
Intercreditor Agreements
    In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may therefore realize fewer proceeds. In addition, because the Fund and Fund IX (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023:

	Derivative Assets		Derivative Liabilities
Derivative Instruments	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Interest rate collar	$63,222	$—	$—	$110,917

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations for the three months ended March 31, 2024 and 2023:

		For the Three Months Ended March 31,
Derivative Instruments	Condensed Statements of Operations Caption	2024	2023
Interest rate collar	Net change in unrealized gain from derivative instruments	$174,139	$—
	Net realized gain from derivative instruments	$9,871	$—

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$63,222	$—	$—	$—	$63,222
Total	$63,222	$—	$—	$—	$63,222

	As of December 31, 2023
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (2)
Zions Bancorporation, N.A.	$(110,917)	$—	$—	$—	$(110,917)
Total	$(110,917)	$—	$—	$—	$(110,917)
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund. There were no derivative liabilities as of March 31, 2024.
(2) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty. There were no derivative assets as of December 31, 2023.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2024, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$412,437,777	$—	$(17,021,943)	$(17,021,943)
Derivative assets	—	63,222	—	63,222
Total	$412,437,777	$63,222	$(17,021,943)	$(16,958,721)

	As of December 31, 2023
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$417,993,719	$—	$(14,393,606)	$(14,393,606)
Total	$417,993,719	$—	$(14,393,606)	$(14,393,606)

	As of December 31, 2023
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(110,917)	$(110,917)
Total	$—	$—	$(110,917)	$(110,917)

There was no unrealized depreciation relating to derivative liabilities as of March 31, 2024. There was no unrealized appreciation relating to derivative assets as of December 31, 2023.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2024, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2024.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of March 31, 2024, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of March 31, 2024 and December 31, 2023, the Fund’s unexpired unfunded commitments to borrowers totaled $146.6 million and $132.3 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2024 and December 31, 2023:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2024	Expiration Date
Abacum Inc.	Software	$1,500,000	12/31/26
Charlie Financial Inc.	Other Healthcare	7,000,000	03/31/25
Creoate Limited	Other Technology	2,367,000	01/31/25
Findigs, Inc.	Internet	3,500,000	12/31/24
GoForward, Inc.	Other Healthcare	30,000,000	12/31/24
Hdata, Inc.	Software	500,000	11/01/24
High Definition Vehicle Insurance, Inc.	Other Technology	2,500,000	07/31/24
Kushki Group Holdings Ltd.	Software	10,000,000	07/15/24
Merlin Labs, Inc.	Other Technology	35,000,000	07/15/24
Modern Animal, Inc.	Other Healthcare	25,000,000	06/30/24
NeoSensory, Inc.	Other Technology	750,000	06/30/24
Ripple Foods, PBC	Other Technology	4,000,000	06/30/24
Runzy, Inc.	Other Technology	500,000	04/30/24
Safe Securities Inc.	Software	4,000,000	04/30/24
Swiftly Systems, Inc.	Software	20,000,000	04/30/24
Total		$146,617,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2023	Expiration Date
2045 Studio, Inc.	Technology Services	$750,000	03/15/24
Badiani Limited	Other Technology	500,000	01/31/24
Charlie Financial Inc.	Other Healthcare	7,000,000	03/31/25
Findigs, Inc.	Internet	3,500,000	07/15/24
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Hdata, Inc.	Software	500,000	04/30/24
High Definition Vehicle Insurance, Inc.	Other Technology	2,500,000	07/15/24
Higher Ground Education, Inc.	Other Technology	5,000,000	01/31/24
Kolors, Inc.	Software	2,000,000	04/30/24
Kushki Group Holdings Ltd.	Software	10,000,000	06/30/24
Make Cents Technologies Inc.	Software	10,000,000	03/31/24
Modern Animal, Inc.	Other Healthcare	30,000,000	01/31/25
Ripple Foods, PBC	Other Technology	4,000,000	04/30/24
Runzy, Inc.	Other Technology	500,000	07/31/24
Safe Securities Inc.	Software	4,000,000	06/30/24
Semsee Corp.	Software	2,000,000	03/01/24
Swiftly Systems, Inc.	Software	20,000,000	12/31/24
Total		$132,250,000

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
11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2024 and 2023.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

    The ratios of expenses and net investment income to average net assets, calculated in the following table, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

    Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Total return **	4.16%	4.83%

Per share amounts:
Net asset value, beginning of period	$2,273.02	$1,137.31
Net investment income	119.08	71.07
Net realized and change in unrealized loss from loans and derivative instruments	(24.44)	(11.04)
Net increase in net assets resulting from operations	94.64	60.03
Distributions of income to shareholder	(60.47)	(46.41)
Contributions from shareholder	—	385.00
Net asset value, end of period	$2,307.19	$1,535.93
Net assets, end of period	$230,718,695	$153,592,724

Ratios to average net assets:
Expenses *	10.74%	15.94%
Net investment income *	20.95%	22.15%
Portfolio turnover rate	—%	—%
Average debt outstanding	$192,750,000	$169,875,000

* Annualized.
** Total return amounts presented above are not annualized.

12. SUBSEQUENT EVENTS

    The Fund evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

    In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, worldwide inflation, rising interest rates and natural disasters on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

    The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2023 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

    The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of our portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically costs and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)

The Manager also serves as the investment manager for Fund IX. The Fund’s Board of Directors determined that so long as Fund IX had capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund IX invested. Generally, the amount of each investment was allocated 50% to the Fund and 50% to Fund IX, or such other allocations as determined by the respective funds' board of directors, so long as the funds had capital available to invest. The Fund co-invested with Fund IX, through December 31, 2023, which was the end of Fund IX’s investment period.
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

Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would each have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.

The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Rising Interest Rates and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession, the risk of a broader war in the Middle East, the current conflicts in Ukraine and the Middle East, the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in the Red Sea) and extreme weather patterns or natural disasters (such as the 2024 earthquake in Taiwan) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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
Results of Operations - For the Three Months Ended March 31, 2024 and 2023

Analysis of Interest Income

Total investment income for the three months ended March 31, 2024 and 2023 was $18.0 million and $12.2 million, respectively, which primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31, 2024				For the Three Months Ended March 31, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$396,734,051	$17,818,938	10.57%	7.40%	$278,211,600	$12,059,001	13.86%	3.48%
All Loans	$403,293,978	$17,818,938	10.39%	7.28%	$280,791,500	$12,059,001	13.74%	3.44%
Interest income for both performing loans and all loans increased by $5.8 million, or 47.8%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $118.5 million and $122.5 million, or 42.6% and 43.6%, respectively, for the three months ended March 31, 2024 compared to the same period in 2023.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$192,750,000	$3,881,100	8.05%	$169,875,000	$2,955,543	6.96%

Interest expense increased by $0.9 million or 31.3% for the three months ended March 31, 2024 compared to the same period in 2023. Interest expense for the three months ended March 31, 2024, increased primarily due to higher average debt outstanding and higher weighted average interest rate. The average outstanding balance for borrowings under the facility increased by $22.9 million or 13.5% for the three months ended March 31, 2024 compared to the same period in 2023.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,
Operating Expense	2024	2023	Change ($)
Management Fees	$1,968,750	$2,000,000	$(31,250)
Banking and professional fees	195,100	131,048	64,052
Other operating expenses	58,259	28,888	29,371
Total Operating Expense	$2,222,109	$2,159,936	$62,173

Management Fees for the three months ended March 31, 2024 and 2023 were both $2.0 million. For the period from January 1, 2024 through March 31, 2024, Management Fees were calculated at 1.575% of the Company's committed capital. For the same period in 2023, Management Fees were calculated at an annual percentage of 1.600% of the Company's committed capital.

Banking and professional fees increased by less than $0.1 million for the three months ended March 31, 2024 compared to the same period in 2023. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses increased by less than $0.1 million for the three months ended March 31, 2024 compared to the same periods in 2023. Other operating expense included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended March 31, 2024 and 2023 were $0.1 million and $0.3 million, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2024 and 2023 was $11.9 million and $7.1 million, respectively.

Realized and Change in Unrealized Gains (Losses)

There were no realized gains (losses) from loans for the three months ended March 31, 2024 and 2023.

Net realized gain from derivative instruments was $0.01 million for the three months ended March 31, 2024. There were no realized gains (losses) from derivative instruments for the same period in 2023. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. Realized losses were the result of interest being paid by the Fund on the derivative instruments when the floor rates of the interest rate collars were higher than the floating rate.

Net change in unrealized loss from loans for the three months ended March 31, 2024 and 2023 was $2.6 million and $1.1 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net change in unrealized gain from derivative instruments for the three months ended March 31, 2024 was $0.2 million. The net change in unrealized gain from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses. There were no unrealized gains (losses) from derivative instruments for the three months ended March 31, 2023.

Net increase in net assets resulting from operations for the three months ended March 31, 2024 and 2023 was $9.5 million and $6.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2024 and 2023 was $94.64 and $60.03, respectively.

Liquidity and Capital Resources – March 31, 2024 and December 31, 2023

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $276.0 million as of both March 31, 2024 and December 31, 2023, respectively. As of both March 31, 2024 and December 31, 2023, the Company had subscriptions for capital in the amount of $500.0 million, of which $305.0 million had been called and received. As of March 31, 2024, $195.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $33.2 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the three months ended March 31, 2024 and 2023 were as follows:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Net cash provided by (used in) operating activities	$16,714,548	$(30,475,450)
Net cash provided by (used in) financing activities	(12,756,129)	39,500,000
Net increase in cash and cash equivalents	$3,958,419	$9,024,550

As of March 31, 2024 and December 31, 2023, 9.18% and 7.58%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Under the Loan Agreement, borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the

Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of March 31, 2024, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2024, $188.0 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $18.9 million for the three months ended March 31, 2024. Net loan amounts outstanding after amortization and valuation adjustments decreased by $8.2 million for the same period. Unexpired unfunded commitments totaled $146.6 million as of March 31, 2024.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2024	$571.2 million	$175.8 million	$395.4 million	$146.6 million
December 31, 2023	$552.3 million	$148.7 million	$403.6 million	$132.3 million

The unexpired unfunded commitments by portfolio company as of March 31, 2024 and December 31, 2023 are detailed in Note 10 to the financial statements included in this filing.

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

As of March 31, 2024, the Fund had a cash balance of $21.2 million and $188.2 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $195.0 million and recallable capital of $33.2 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2024, the Fund’s asset coverage ratio was 222%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of March 31, 2024, the outstanding debt balance was $188.0 million with a floating interest rate based on a daily 1- month Adjusted Term SOFR rate of 5.32874%, for which the Fund had derivative instruments in place with a ceiling of 5.30% on $100.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2024. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(0.50)%	$(105,945)	$(500,000)	$940,000	$334,055
1%	$211,890	$1,000,000	$(1,880,000)	$(668,110)
2%	$423,780	$2,000,000	$(3,760,000)	$(1,336,220)
3%	$635,671	$3,000,000	$(5,640,000)	$(2,004,329)
4%	$847,561	$4,000,000	$(7,520,000)	$(2,672,439)
5%	$1,059,451	$5,000,000	$(9,400,000)	$(3,340,549)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors reported in the Fund's 2023 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
3.1
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on October 19, 2020, incorporated by reference to Exhibit 3.1 of the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 10, 2021.

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R.Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 13, 2024	Date:	May 13, 2024