Form 10-Q
period 2024-06-30
WTI Fund X, Inc.
filed 2024-08-13
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2024
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2024 and December 31, 2023

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2024 and 2023

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2024 and 2023

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2024 and 2023

Condensed Schedules of Investments (Unaudited)
As of June 30, 2024 and December 31, 2023

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

	June 30, 2024	December 31, 2023
ASSETS
Loans, at estimated fair value
(cost of $410,921,860 and $417,993,719, respectively)	$380,905,915	$403,600,113
Derivative assets	56,623	—
Cash and cash equivalents	26,821,359	17,230,603
Dividend and interest receivables	5,702,176	5,867,057
Other assets	2,854,503	3,600,930
Total assets	416,340,576	430,298,703

LIABILITIES
Borrowings under debt facility	125,000,000	197,500,000
Accrued management fees	1,968,750	1,968,750
Derivative liability	—	110,917
Accounts payable and other accrued liabilities	2,441,639	3,416,900
Total liabilities	129,410,389	202,996,567

NET ASSETS	$286,930,187	$227,302,136

Analysis of Net Assets:

Capital paid in on shares of capital stock	$336,000,000	$276,000,000
Cumulative return of capital distributions	(32,950,470)	(32,950,470)
Total distributable losses	(16,119,343)	(15,747,394)
Net assets (equivalent to $2,869.30 and $2,273.02 per share based on 100,000 shares of capital stock outstanding - See Notes 5 and 11)	$286,930,187	$227,302,136

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$125,092,000	$132,250,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

INVESTMENT INCOME:
Interest on loans	$24,602,371	$14,550,186	$42,421,309	$26,609,187
Other income	537,073	234,618	729,731	397,745
Total investment income	25,139,444	14,784,804	43,151,040	27,006,932

EXPENSES:
Management fees	1,968,750	2,000,000	3,937,500	4,000,000
Interest expense	3,272,216	3,407,742	7,153,316	6,363,285
Banking and professional fees	142,965	37,740	338,065	168,788
Other operating expenses	159,454	45,790	217,713	74,678
Total expenses	5,543,385	5,491,272	11,646,594	10,606,751
Net investment income	19,596,059	9,293,532	31,504,446	16,400,181

Net realized gain from derivative instruments	6,057	—	15,928	—
Net change in unrealized loss from loans	(12,994,002)	(1,171,518)	(15,622,339)	(2,275,019)
Net change in unrealized gain (loss) from derivative instruments	(6,599)	—	167,540	—
Net realized and change in unrealized loss from loans and derivative instruments	(12,994,544)	(1,171,518)	(15,438,871)	(2,275,019)
Net increase in net assets resulting from operations	$6,601,515	$8,122,014	$16,065,575	$14,125,162

Amounts per common share:
Net increase in net assets resulting from operations per share	$66.02	$81.22	$160.66	$141.25
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2023	100,000	$100	$180,999,900	$(21,884,926)	$(5,522,350)	$153,592,724
Net increase in net assets resulting from operations	—	—	—	—	8,122,014	8,122,014
Distributions of income to shareholder	—	—	—	—	(2,955,751)	(2,955,751)
Balance at June 30, 2023	100,000	$100	$180,999,900	$(21,884,926)	$(356,087)	$158,758,987

Balance at March 31, 2024	100,000	$100	$275,999,900	$(32,950,470)	$(12,330,835)	$230,718,695
Net increase in net assets resulting from operations	—	—	—	—	6,601,515	6,601,515
Distributions of income to shareholder	—	—	—	—	(10,390,023)	(10,390,023)
Contributions from shareholder	—	—	60,000,000	—	—	60,000,000
Balance at June 30, 2024	100,000	$100	$335,999,900	$(32,950,470)	$(16,119,343)	$286,930,187

Balance at December 31, 2022	100,000	$100	$142,499,900	$(21,884,926)	$(6,884,276)	$113,730,798
Net increase in net assets resulting from operations	—	—	—	—	14,125,162	14,125,162
Distributions of income to shareholder	—	—	—	—	(7,596,973)	(7,596,973)
Contributions from shareholder	—	—	38,500,000	—	—	38,500,000
Balance at June 30, 2023	100,000	$100	$180,999,900	$(21,884,926)	$(356,087)	$158,758,987

Balance at December 31, 2023	100,000	$100	$275,999,900	$(32,950,470)	$(15,747,394)	$227,302,136
Net increase in net assets resulting from operations	—	—	—	—	16,065,575	16,065,575
Distributions of income to shareholder	—	—	—	—	(16,437,524)	(16,437,524)
Contributions from shareholder	—	—	60,000,000	—	—	60,000,000
Balance at June 30, 2024	100,000	$100	$335,999,900	$(32,950,470)	$(16,119,343)	$286,930,187

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$16,065,575	$14,125,162
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in realized gain from derivative instruments	(15,928)	—
Net change in unrealized loss from loans	15,622,339	2,275,019
Net change in unrealized gain from derivative instruments	(167,540)	—
Amortization of deferred costs related to debt facility	221,073	217,161
Origination of loans	(90,408,000)	(94,062,500)
Principal payments on loans, net of accretion	93,324,621	30,965,905
Acquisition of equity securities	(9,016,286)	(6,737,646)
Changes in operating assets and liabilities:
Net (increase) decrease in dividend and interest receivables	164,881	(916,389)
Net (increase) decrease in other assets	525,354	(450,732)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(975,261)	1,019,966
Net cash provided by (used in) operating activities	25,340,828	(53,564,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(3,266,000)	—
Contributions from shareholder	60,000,000	38,500,000
Borrowings under debt facility	—	61,000,000
Repayments of borrowings under debt facility	(72,500,000)	(16,500,000)
Payments of debt facility fees and costs	—	(41,080)
Payments received for derivative instruments	15,928	—
Net cash provided by (used in) financing activities	(15,750,072)	82,958,920

Net increase in cash and cash equivalents	9,590,756	29,394,866

CASH AND CASH EQUIVALENTS:
Beginning of period	17,230,603	9,516,910
End of period	$26,821,359	$38,911,776

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$7,434,508	$5,754,639
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$13,171,524	$7,596,973
Receipt of equity securities as repayment of loans	$4,155,238	$859,327

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$4,419,636	$4,339,075	$4,339,075	8/1/2026
	Mazen Animal Health Inc.		Senior Secured	14.3%		3,544,848	3,415,795	3,415,795	8/1/2026
	Ukko Inc.		Senior Secured	11.5%		2,771,658	2,675,509	2,675,509	5/1/2026
Biotechnology Total		3.6%				$10,736,142	$10,430,379	$10,430,379

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%	7.6%	$3,624,490	$3,617,137	$3,617,137	7/1/2027
	Canary Connect, Inc.		Senior Secured	12.0%	6.6%	1,375,510	1,379,778	1,379,778	7/1/2027
	Canary Connect, Inc. Subtotal					5,000,000	4,996,915	4,996,915
	Proto, Inc.		Senior Secured	12.5%		787,171	759,952	759,952	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		788,234	788,233	788,233	10/1/2025
	Proto, Inc. Subtotal					1,575,405	1,548,185	1,548,185
Computers & Storage Total		2.3%				$6,575,405	$6,545,100	$6,545,100

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$1,405,572	$1,042,688	$1,042,688	*
	Findigs, Inc.		Senior Secured	13.5%		3,500,000	3,263,129	3,263,129	7/1/2027
	Miami Labs, Inc.		Senior Secured	13.3%		7,227,364	6,994,857	6,994,857	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		700,751	688,200	688,200	1/1/2025
	Pixalate, Inc.		Senior Secured	12.8%	2.5%	1,000,000	890,226	890,226	2/1/2027
	Pixalate, Inc.		Senior Secured	13.0%	2.5%	1,000,000	1,005,449	1,005,449	4/1/2027
	Pixalate, Inc. Subtotal					2,000,000	1,895,675	1,895,675
	Quantcast Corp.		Senior Secured	12.0%		10,669,695	10,174,201	10,174,201	7/1/2026
	Realm Living, Inc.		Senior Secured	13.0%		3,180,272	3,079,443	3,079,443	5/1/2026
	RetailerX, Inc.		Senior Secured	10.0%		3,844,084	3,844,084	3,844,084	12/31/2024
	RetailerX, Inc.		Senior Secured	11.0%		3,682,371	3,576,182	3,576,182	7/1/2026
	RetailerX, Inc. Subtotal					7,526,455	7,420,266	7,420,266
	Vinvesto, Inc.		Senior Secured	14.8%		199,681	186,278	186,278	5/1/2026
	Vinvesto, Inc.		Senior Secured	15.0%		199,811	199,811	199,811	5/1/2026
	Vinvesto, Inc. Subtotal					399,492	386,089	386,089
	Wildxyz, Inc.		Senior Secured	12.8%		2,000,000	1,947,533	1,947,533	9/1/2027
Internet Total		12.9%				$38,609,601	$36,892,081	$36,892,081
Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$2,000,000	$1,884,322	$1,884,322	1/1/2027
	Gallant Pet, Inc.		Senior Secured	14.0%		1,887,576	1,748,491	1,748,491	10/1/2026
Medical Devices Total		1.2%				$3,887,576	$3,632,813	$3,632,813

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Healthcare
	CarePoint, Inc. ** ^		Senior Secured	13.8%	5.0%	$856,386	$755,552	$755,552	7/1/2026
	GoForward, Inc.		Senior Secured	12.8%		19,428,650	17,152,028	17,152,028	1/1/2027
	Grayce, Inc.		Senior Secured	14.0%		528,877	508,211	508,211	2/1/2026
	Julie Products Inc.		Senior Secured	13.0%		591,850	570,975	570,975	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		314,942	309,557	309,557	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		339,731	333,638	333,638	6/1/2026
	Julie Products Inc. Subtotal					1,246,523	1,214,170	1,214,170
	KBS, Inc.		Senior Secured	14.0%		206,828	193,161	193,161	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,357,150	1,142,275	—	*
	Modern Animal, Inc.		Senior Secured	12.8%		5,000,000	4,236,563	4,236,563	8/1/2027
	Open Inc.		Senior Secured	14.8%		368,986	364,798	364,798	3/1/2026
	Open Inc.		Senior Secured	13.5%		367,430	353,842	353,842	3/1/2026
	Open Inc. Subtotal					736,416	718,640	718,640
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		470,581	458,481	458,481	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		198,898	183,809	183,809	5/1/2026
Other Healthcare Total		8.9%				$30,030,309	$26,562,890	$25,420,615

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$1,101,447	$1,008,180	$1,008,180	5/1/2027
	AL Services ** ^		Senior Secured	12.5%		233,257	221,402	221,402	7/1/2025
	American Castanea PBC		Senior Secured	11.8%	6.7%	250,000	6,580	6,580	12/1/2027
	ArroFi Inc.		Senior Secured	11.3%		1,901,394	1,843,390	1,843,390	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		1,005,484	956,933	956,933	1/1/2026
	Badiani Limited ** ^		Senior Secured	13.5%		914,838	869,820	869,820	9/1/2026
	Badiani Limited ** ^		Senior Secured	13.8%		500,000	490,690	490,690	1/1/2027
	Badiani Limited ** ^		Senior Secured	13.8%		500,000	488,722	488,722	5/1/2027
	Badiani Limited ** ^ Subtotal					1,914,838	1,849,232	1,849,232
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,795,513	449,191	*
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,088,694	*
	Cella Farms Inc.			11.8%	2.0%	1,500,000	1,423,043	1,423,043	12/1/2027
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,781,445	*
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,745,971	7,693,807	—	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	—	*
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	485,000	468,902	468,902	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	550,000	535,218	535,218	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	740,000	721,421	721,421	11/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	1,000,000	890,846	890,846	8/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		184,027	181,759	181,759	3/1/2026
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	633,000	617,653	617,653	10/1/2027
	Creoate Limited ** ^		Senior Secured	15.5%		500,000	490,972	490,972	2/1/2027
	Creoate Limited ** ^		Senior Secured	11.8%		476,470	461,389	461,389	12/1/2025
	Creoate Limited ** ^ Subtotal		Senior Secured			4,568,497	4,368,160	4,368,160
	Daybase, Inc.		Senior Secured	11.0%		1,265,000	1,129,983	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,950,130	2,970,310	2,797,875	*
	Fanimal, Inc.		Senior Secured	11.8%		375,000	367,213	367,213	7/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		274,318	270,193	270,193	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		232,444	228,131	228,131	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		149,707	137,063	137,063	2/1/2026
	Fanimal, Inc. Subtotal					1,031,469	1,002,600	1,002,600
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,215	266,176	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		12,500,000	11,939,586	11,939,586	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		9,863,047	5,870,421	5,870,421	5/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		4,936,507	3,241,218	3,241,218	6/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		4,932,912	4,932,912	4,932,912	5/1/2027
	Higher Ground Education, Inc. Subtotal					19,732,466	14,044,551	14,044,551
	Hint, Inc.		Senior Secured	12.0%		3,263,186	3,061,924	3,061,924	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		536,867	423,869	423,869	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		2,189,518	2,130,100	2,130,100	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,509,376	1,477,132	1,477,132	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		338,311	336,425	336,425	9/1/2024
	Joy Memories, Inc		Senior Secured	12.8%	1.5%	4,873,992	4,689,716	4,689,716	2/1/2027
	Joy Memories, Inc		Senior Secured	12.0%		954,045	908,314	908,314	12/1/2025
	Joy Memories, Inc Subtotal					5,828,037	5,598,030	5,598,030
	Kibeam Learning, Inc.		Senior Secured	11.5%		450,116	438,864	438,864	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	14.8%		1,374,198	1,352,100	1,352,100	9/1/2026
	LendTable Inc.		Senior Secured	13.5%		1,469,721	1,419,970	1,419,970	3/1/2026
	LendTable Inc. Subtotal					2,843,919	2,772,070	2,772,070
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		942,906	929,753	929,753	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		317,278	284,861	284,861	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					1,260,184	1,214,614	1,214,614
	Maker Wine Company		Senior Secured	11.8%		146,363	144,357	144,357	2/1/2025
	Markai Holdings, LLC		Senior Secured	6.3%		868,452	814,588	24,757	*
	Mavenform, Inc.		Senior Secured	13.5%		4,000,000	3,791,457	3,791,457	4/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	3.5%	12,500,000	10,692,080	10,692,080	2/1/2027
	NeoSensory, Inc.		Senior Secured	14.0%		750,000	469,451	469,451	7/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	25,000,000	22,854,126	22,854,126	10/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		2,231,011	2,209,690	2,209,690	12/1/2024
	NewGlobe Education, Inc. ** ^ Subtotal					27,231,011	25,063,816	25,063,816
	Ocho Holdings Co.		Senior Secured	11.3%		296,330	431,799	431,799	12/1/2024
	Plant Prefab, Inc.		Senior Secured	12.4%		1,236,363	1,167,670	1,167,670	6/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		58,823	58,132	58,132	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		100,538	97,002	97,002	5/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		71,368	70,358	70,358	10/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		99,710	97,121	97,121	5/1/2026
	PlantBaby, Inc.		Senior Secured	13.8%		84,144	77,399	77,399	1/1/2026
	PlantBaby, Inc. Subtotal					414,583	400,012	400,012

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Platform Science, Inc.		Senior Secured	12.5%		3,661,782	3,623,245	3,623,245	3/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		3,505,772	3,354,061	3,354,061	2/1/2026
	Platform Science, Inc. Subtotal					7,167,554	6,977,306	6,977,306
	Reali Inc.		Senior Secured	12.5%		3,586,031	2,630,866	7,322	*
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	4,000,000	3,832,447	3,832,447	8/1/2027
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	6,000,000	5,421,478	5,421,478	3/1/2027
	Ripple Foods, PBC Subtotal					10,000,000	9,253,925	9,253,925
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	616,757	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,671,762	8,671,762	12/1/2027
	Runzy, Inc.		Senior Secured	14.5%		250,000	248,368	248,368	8/1/2027
	Runzy, Inc.		Senior Secured	14.3%		250,000	242,561	242,561	6/1/2027
	Runzy, Inc. Subtotal					500,000	490,929	490,929
	Scripta Insights, Inc.		Senior Secured	12.0%		181,553	180,211	180,211	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		725,892	714,555	714,555	4/1/2025
	Scripta Insights, Inc. Subtotal					907,445	894,766	894,766
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		597,871	594,287	594,287	5/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		765,808	745,654	745,654	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^ Subtotal					1,363,679	1,339,941	1,339,941
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	918,895	918,895	10/1/2026
	State Affairs, Inc.		Senior Secured	14.0%		1,500,000	1,472,301	1,472,301	1/1/2027
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	983,327	983,327	11/1/2026
	State Affairs, Inc. Subtotal					3,500,000	3,374,523	3,374,523
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,970,946	1,970,946	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	4,000,000	3,799,291	3,799,291	1/1/2027
	Sun Day Carwash, Inc. Subtotal					6,000,000	5,770,237	5,770,237
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	492,012	492,012	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,710,372	1,653,549	1,653,549	7/1/2026
	Supplant, Inc. ** ^ Subtotal					2,210,372	2,145,561	2,145,561
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		756,281	740,314	740,314	8/1/2025
	TLNT Inc.		Senior Secured	15.0%		1,068,549	1,011,697	—	*
	TomoCredit, Inc.		Senior Secured	13.8%		3,000,000	2,877,998	2,877,998	4/1/2027
	TomoCredit, Inc.		Senior Secured	11.5%		644,956	644,956	644,956	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		644,866	627,905	627,905	6/1/2025
	TomoCredit, Inc. Subtotal					4,289,822	4,150,859	4,150,859
	Umbra Lab, Inc.		Senior Secured	13.5%		7,500,000	7,033,035	7,033,035	1/1/2028
	Umbra Lab, Inc.		Senior Secured	13.5%		3,829,039	3,741,640	3,741,640	4/1/2026
	Umbra Lab, Inc.		Senior Secured	15.3%		5,667,960	5,499,332	5,499,332	10/1/2026
	Umbra Lab, Inc. Subtotal					16,996,999	16,274,007	16,274,007
	Virtuix Holdings, Inc.		Senior Secured	12.3%		269,386	265,361	265,361	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		272,381	269,653	269,653	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		453,904	441,568	441,568	4/1/2025
	Wellth, Inc. Subtotal					726,285	711,221	711,221

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	World Wrapps II, Inc.		Senior Secured	12.5%	8.4%	400,000	404,448	404,448	7/1/2027
	World Wrapps II, Inc.		Senior Secured	12.5%	9.1%	600,000	451,661	451,661	7/1/2027
	World Wrapps II, Inc. Subtotal					1,000,000	856,109	856,109
	Zeno Technologies, Inc.		Senior Secured	10.0%		248,985	240,414	240,414	*
	Zimeno Inc.		Senior Secured	11.5%		5,887,584	5,805,543	5,805,543	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		4,167,326	4,034,846	4,034,846	1/1/2026
	Zimeno Inc. Subtotal					10,054,910	9,840,389	9,840,389
Other Technology Total		62.1%				$216,925,635	$199,511,457	$178,307,168

Security
	Axiado Corporation		Senior Secured	10.5%		$1,380,050	$1,380,041	$1,380,041	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,380,050	1,331,510	1,331,510	10/1/2025
	Axiado Corporation Subtotal					2,760,100	2,711,551	2,711,551
Security Total		0.9%				$2,760,100	$2,711,551	$2,711,551

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,106,408	$4,768,636	$4,768,636	12/1/2026
Semiconductors & Equipment Total		1.7%				$5,106,408	$4,768,636	$4,768,636

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,415,154	$1,345,722	$1,345,722	10/1/2026
	Actual Systems, Inc.		Senior Secured	12.0%		431,482	418,180	418,180	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		1,594,321	1,561,260	1,561,260	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		387,024	379,376	379,376	1/1/2025
	Blackcart, Inc. ** ^		Senior Secured	13.3%	6.4%	1,000,000	956,952	956,952	1/1/2027
	Bloomboard, Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,205,504	3,205,504	10/1/2027
	BlueCart, Inc.		Senior Secured	14.8%		176,792	173,624	173,624	2/1/2026
	BlueCart, Inc.		Senior Secured	12.5%		1,051,732	1,012,498	1,012,498	2/1/2026
	BlueCart, Inc. Subtotal					1,228,524	1,186,122	1,186,122
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		1,078,065	1,061,481	1,061,481	6/1/2025
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,500,000	1,383,029	1,383,029	12/1/2027
	Bound Rates, Inc. ** ^ Subtotal					2,578,065	2,444,510	2,444,510
	Canopy Technology Corp.		Senior Secured	15.0%		738,592	728,094	728,094	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		912,458	880,269	880,269	11/1/2025
	Canopy Technology Corp. Subtotal					1,651,050	1,608,363	1,608,363
	Chowbus, Inc.		Senior Secured	12.0%		1,608,079	1,539,183	1,539,183	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		1,093,830	1,054,293	1,054,293	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		440,082	440,079	440,079	1/1/2027
	Common Sun, Inc Subtotal					1,533,912	1,494,372	1,494,372
	Eskalera, Inc.		Senior Secured	12.0%		1,395,241	1,357,073	1,357,073	10/1/2026
	Family First, Inc		Senior Secured	12.0%	7.4%	4,000,000	3,869,104	3,869,104	10/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Form Remodel, Inc.		Senior Secured	11.0%		440,972	435,908	435,908	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		348,556	345,470	345,470	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		316,539	300,368	300,368	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		410,833	406,497	406,497	6/1/2026
	Form Remodel, Inc. Subtotal					1,516,900	1,488,243	1,488,243
	FutureProof Technologies, Inc.		Senior Secured	13.5%		826,379	788,201	788,201	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		326,004	319,587	319,587	4/1/2026
	HaystacksAI, Inc.		Senior Secured	12.3%		809,810	779,055	779,055	6/1/2027
	Hdata, Inc.		Senior Secured	12.8%	2.5%	471,453	436,022	436,022	10/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		496,918	463,158	463,158	5/1/2026
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		6,972,400	6,692,654	6,692,654	4/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	3,000,000	2,845,797	2,845,797	2/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	2,000,000	1,948,940	1,948,940	6/1/2027
	Kolors, Inc. ** ^ Subtotal					5,000,000	4,794,737	4,794,737
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		10,000,000	8,979,633	8,979,633	2/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.5%		6,000,000	5,659,204	5,659,204	1/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.8%		4,000,000	3,658,700	3,658,700	7/1/2027
	Make Cents Technologies Inc. Subtotal					10,000,000	9,317,904	9,317,904
	Merlyn Mind, Inc.		Senior Secured	13.8%		10,000,000	9,578,206	9,578,206	3/1/2027
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,206,906	1,237,274	725,714	*
	NopSec Inc.		Senior Secured	12.0%		425,551	420,795	420,795	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		730,049	743,735	672,523	10/1/2025
	Overalls, Inc.		Senior Secured	15.5%		192,604	192,604	192,604	4/1/2026
	Overalls, Inc.		Senior Secured	13.5%		382,904	363,747	363,747	4/1/2026
	Overalls, Inc. Subtotal					575,508	556,351	556,351
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	2,610,609	2,510,159	2,510,159	10/1/2026
	Parkoursc, Inc.		Senior Secured	13.0%		1,000,000	896,360	896,360	10/1/2027
	Parkoursc, Inc. Subtotal					3,610,609	3,406,519	3,406,519
	Ratio Technologies, Inc.		Senior Secured	11.0%		370,304	365,809	365,809	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,024,146	1,011,882	1,011,882	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		154,939	132,359	132,359	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,549,389	1,510,050	1,510,050
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,948,895	2,948,895	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,761,156	2,761,156	10/1/2027
	Safe Securities Inc. Subtotal					6,000,000	5,710,051	5,710,051
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		1,250,000	1,224,240	1,224,240	1/1/2027
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		1,036,460	973,171	973,171	6/1/2026
	Scaleup Finance Group ApS ** ^ Subtotal					2,286,460	2,197,411	2,197,411
	Semsee Corp.		Senior Secured	14.3%	1.0%	3,000,000	2,817,720	2,817,720	1/1/2027
	Sonatus, Inc		Senior Secured	12.5%		3,149,263	3,060,844	3,060,844	12/1/2025
	Sonatus, Inc		Senior Secured	12.5%		1,115,462	1,098,172	1,098,172	12/1/2024
	Sonatus, Inc Subtotal					4,264,725	4,159,016	4,159,016
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,405,884	1,307,491	1,307,491	10/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		970,037	926,075	926,075	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		970,037	954,357	954,357	6/1/2026
	Vesta Housing, Inc. Subtotal					1,940,074	1,880,432	1,880,432
	WorkRails, Inc.		Senior Secured	12.0%		432,693	318,063	318,063	*
Software Total		31.8%				$101,670,097	$96,571,947	$91,105,699

Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$750,000	$698,079	$698,079	1/1/2027
	Klar Holdings Limited ** ^		Senior Secured	11.8%		2,488,845	2,419,341	2,419,341	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,373	1,876,123	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	1,672,321	*
	Surround Group, Inc.		Senior Secured	14.3%		767,543	736,342	736,342	4/1/2026
	Techspert.IO Limited ** ^		Senior Secured	14.8%		1,750,000	1,712,949	1,712,949	3/1/2027
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,446,979	1,384,395	1,384,395	6/1/2026
	Techspert.IO Limited ** ^ Subtotal					3,196,979	3,097,344	3,097,344
Technology Services Total		3.7%				$13,352,963	$12,702,683	$10,499,550

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.9%	$2,000,000	$1,905,320	$1,905,320	7/1/2027
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,280,363	1,236,725	1,236,725	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	15.5%		429,580	422,547	422,547	7/1/2026
	Juvo Mobile, Inc. ** Subtotal					3,709,943	3,564,592	3,564,592
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	$8,000,000	$7,027,731	$7,027,731	12/1/2027
Wireless Total		3.7%				$11,709,943	$10,592,323	$10,592,323

	Grand Total	132.8%				$441,364,179	$410,921,860	$380,905,915

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	9.3%	$26,621,359	$26,621,359
Total Cash Equivalents		9.3%	$26,621,359	$26,621,359

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.6500% to be paid monthly	Zions Bancorporation, N.A.	12/31/2024	$50,000,000	$15,409	$—	$15,409
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	50,000,000	41,214	—	41,214
Total				$100,000,000	$56,623	$—	$56,623

* As of June 30, 2024, loans with a cost basis of $44.7 million and a fair value of $14.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2024, 20.4% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of June 30, 2024, all loans were made to non-affiliates.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings, within 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2024, the Fund held 26,621,359 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.20% and $200,000 in cash, which together represented 9.35% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, the Fund held 17,030,603 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.26%, and $200,000 in cash, which together represented 7.58% of the net assets of the Fund.

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

As of June 30, 2024 and December 31, 2023, the financial statements included nonmarketable investments of $380.9 million and $403.6 million, respectively, (or 91.5% and 93.8% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of June 30, 2024 and December 31, 2023, loans with a cost basis of $44.7 million and $19.4 million and a fair value of $14.8 million and $5.8 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2024 and December 31, 2023, the Fund assumed the average duration of a warrant is four years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2024 and December 31, 2023, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Six Months Ended
Performing Loans	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted-Average Interest Rate - Cash	19.99%	14.62%	17.03%	14.29%
Weighted-Average Interest Rate - Non-Cash	6.70%	4.03%	5.17%	3.77%
Weighted-Average Interest Rate	26.69%	18.65%	22.20%	18.06%

	For the Three Months Ended		For the Six Months Ended
All Loans	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted-Average Interest Rate - Cash	19.42%	14.48%	16.66%	14.14%
Weighted-Average Interest Rate - Non-Cash	6.51%	3.99%	5.05%	3.74%
Weighted-Average Interest Rate	25.93%	18.47%	21.71%	17.88%

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

All loans as of June 30, 2024 and December 31, 2023 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2024 and December 31, 2023, the Fund had unexpired unfunded commitments to borrowers of $125.1 million and $132.3 million, respectively.

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

There were no transfers in or out of Level 1, 2 or 3 during the six months ended June 30, 2024 and 2023.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$10,430,379	Hypothetical market analysis	Hypothetical market coupon rate	16% - 18%	17%

Computers & Storage	6,545,100	Hypothetical market analysis	Hypothetical market coupon rate	15% - 16%	15%

Internet	36,892,081	Hypothetical market analysis	Hypothetical market coupon rate	12% - 19%	16%
		Asset Recovery	Probability weighting of alternative outcomes	50% *

Medical Devices	3,632,813	Hypothetical market analysis	Hypothetical market coupon rate	20% - 21%	20%

Other Healthcare	25,420,615	Hypothetical market analysis	Hypothetical market coupon rate	17% - 28%	23%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Other Technology	178,307,168	Hypothetical market analysis	Hypothetical market coupon rate	14% - 54%	20%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	2,711,551	Hypothetical market analysis	Hypothetical market coupon rate	*	13%

Semiconductors & Equipment	4,768,636	Hypothetical market analysis	Hypothetical market coupon rate	*	16%

Software	91,105,699	Hypothetical market analysis	Hypothetical market coupon rate	13% - 23%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Technology Services	10,499,550	Hypothetical market analysis	Hypothetical market coupon rate	16% - 20%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 60% ^

Wireless	10,592,323	Hypothetical market analysis	Hypothetical market coupon rate	17% - 22%	20%

Total Loan Investments	$380,905,915

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within this industry based on different potential future outcomes.
* There is only one loan within the industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$11,884,907	Hypothetical market analysis	Hypothetical market coupon rate	16% - 18%	17%

Computers & Storage	6,981,592	Hypothetical market analysis	Hypothetical market coupon rate	15% - 16%	15%

Internet	42,116,651	Hypothetical market analysis	Hypothetical market coupon rate	13% - 33%	17%
		Asset Recovery	Probability weighting of alternative outcomes	50%*

Medical Devices	3,660,064	Hypothetical market analysis	Hypothetical market coupon rate	20% - 21%	21%

Other Healthcare	22,991,337	Hypothetical market analysis	Hypothetical market coupon rate	17% - 28%	20%
		Asset Recovery	Probability weighting of alternative outcomes	100%*

Other Technology	159,031,085	Hypothetical market analysis	Hypothetical market coupon rate	13% - 74%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Security	3,718,921	Hypothetical market analysis	Hypothetical market coupon rate	13% - 16%	14%

Semiconductors & Equipment	4,821,317	Hypothetical market analysis	Hypothetical market coupon rate	*	18%

Software	116,428,842	Hypothetical market analysis	Hypothetical market coupon rate	13% -24% *	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 85% ^

Technology Services	28,168,760	Hypothetical market analysis	Hypothetical market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 60% *

Wireless	3,796,637	Hypothetical market analysis	Hypothetical market coupon rate	*	17%

Total Loan Investments	$403,600,113

(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.
* There is only one loan within this industry that utilizes this valuation technique.

(Intentionally left blank)

The following tables present the balances of assets and liabilities as of June 30, 2024 and December 31, 2023 measured at fair value on a recurring basis.

As of June 30, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$380,905,915	$380,905,915
Derivative assets	—	56,623	—	56,623
Cash equivalents	26,621,359	—	—	26,621,359
Total assets	$26,621,359	$56,623	$380,905,915	$407,583,897

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$125,000,000	$—	$125,000,000
Total liabilities	$—	$125,000,000	$—	$125,000,000

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

There were no Derivative liabilities as of June 30, 2024.

As of December 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$403,600,113	$403,600,113
Cash equivalents	17,030,603	—	—	17,030,603
Total assets	$17,030,603	$—	$403,600,113	$420,630,716

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$197,500,000	$—	$197,500,000
Derivative liability	—	110,917	—	110,917
Total liabilities	$—	$197,610,917	$—	$197,610,917

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

There were no Derivative assets as of December 31, 2023.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2024
	Loans	Warrants	Stock	Convertible Notes
Beginning balance	$395,415,834	$—	$—	$—
Acquisitions and originations	71,525,000	8,168,773	2,133,543	87,707
Principal payments on loans, net of accretion	(73,040,917)	—	—	—
Distributions to shareholder	—	(8,168,773)	(2,133,543)	(87,707)
Net realized loss from loans	—	—	—	—
Net change in unrealized loss from loans	(12,994,002)	—	—	—
Ending balance	$380,905,915	$—	$—	$—

Net change in unrealized loss from loans still held at June 30, 2024	$(12,994,002)

	For the Six Months Ended June 30, 2024
	Loans	Warrants	Stock	Convertible Notes
Beginning balance	$403,600,113	$—	$—	$—
Acquisitions and originations	90,408,000	10,617,948	2,165,869	387,707
Principal payments on loans, net of accretion	(97,479,859)	—	—	—
Distributions to shareholder	—	(10,617,948)	(2,165,869)	(387,707)
Net change in unrealized loss from loans	(15,622,339)	—	—	—
Ending balance	$380,905,915	$—	$—	$—

Net change in unrealized loss from loans still held at June 30, 2024	$(15,622,339)

	For the Three Months Ended June 30, 2023		For the Six Months Ended June 30, 2023
	Loans	Warrants	Loans	Warrants
Beginning balance	$300,192,541	$—	$268,498,972	$—
Acquisitions and originations	46,562,500	2,955,751	94,062,500	7,596,973
Principal payments on loans, net of accretion	(17,122,302)	—	(31,825,232)	—
Distributions to shareholder	—	(2,955,751)	—	(7,596,973)
Net change in unrealized loss from loans	(1,171,518)	—	(2,275,019)	—
Ending balance	$328,461,221	$—	$328,461,221	$—

Net change in unrealized loss from loans and other assets still held at June 30, 2023	$(1,171,518)		$(2,275,019)
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
5. CAPITAL STOCK

As of both June 30, 2024 and December 31, 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2024 and December 31, 2023, was $500.0 million. Total contributed capital to the Company as of June 30, 2024 and December 31, 2023 was $375.0 million and $305.0 million, respectively, of which $336.0 million and $276.0 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Cash distributions	$3,266,000	$—
Distributions of equity securities	13,171,524	7,596,973
Total distributions to shareholder	$16,437,524	$7,596,973
Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.

6. DEBT FACILITY

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. BDCs are generally required to have an asset coverage of at least 200% but are permitted to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of disinterested directors, with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.

On April 30, 2021, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of June 30, 2024 and December 31, 2023, the Fund’s asset coverage for borrowings was 328% and 214%, respectively.

The Fund is a party to a loan and security agreement (as amended from time to time) with ING Capital LLC acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

On June 15, 2023, the Fund entered into Amendment No. 3 to the Loan and Security Agreement (the “Amendment No.3”) with lenders named therein that provides for, among other modifications (i) replacement of the interest rate benchmark from LIBOR to Secured Overnight Financing Rate (“SOFR”), and (ii) conversion of an existing LIBOR Market Index Rate Loan to an Adjusted Term SOFR Loan (as defined below). The amendments set forth in Amendment No. 3 became effective as of June 26, 2023. The first repricing of our outstanding debt to reflect the new Adjusted Term SOFR Loan rates occurred on July 3, 2023.

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

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of June 30, 2024, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2024 and December 31, 2023, $125.0 million and $197.5 million, respectively, was outstanding under the facility.

As of June 30, 2024 the Term SOFR rates were as follows:

1-month Term SOFR	5.3372%
3-month Term SOFR	5.3246%
6-month Term SOFR	5.2547%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2024 and December 31, 2023, the remaining unamortized fees and costs of $1.0 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. As of June 30, 2024 and December 31, 2023, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2024:

	Amount	Maturity Date	All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$125,000,000	October 18, 2026	Variable based on 1-Month Adjusted Term SOFR rate
Total Outstanding	$125,000,000
(a) Inclusive of Applicable SOFR Margin of 2.26800% as of June 30, 2024 plus 0.11448% SOFR Adjustment.

The following is the summary of the outstanding facility draws as of December 31, 2023:

	Amount	Maturity Date	All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$197,500,000	October 18, 2026	Variable based on 1-Month Adjusted Term SOFR rate
Total Outstanding	$197,500,000
(a) Inclusive of Applicable SOFR Margin of 2.20000% as of December 31, 2023 plus 0.11448% SOFR Adjustment.
7. MANAGEMENT FEE AND RELATED PARTIES

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

For the six months ended June 30, 2024 and 2023, Management Fees were calculated at 1.575% and 1.600% of the Company's committed capital, respectively. Management Fees of $2.0 million and $3.9 million were recognized as expenses for both the three and six months ended June 30, 2024, respectively. Management Fees of 2.0 million and $4.0 million were recognized as expenses for the three and six months ended June 30, 2023, respectively.

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

Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)
The Manager also serves as the investment manager for Fund IX. So long as Fund IX had capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund IX invested, subject to approval of the Fund's Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund IX over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors. The Fund co-invested with Fund IX through December 31, 2023, which was the end of Fund IX’s investment period.
Transactions with WTI Fund XI, Inc. ("Fund XI")
The Manager also serves as the investment manager for Fund XI. So long as Fund XI has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which the Fund's term of existence automatically expires), the Fund may invest in each portfolio company in which Fund XI invests, subject to approval of the Fund’s Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund XI over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

The ability of the Fund to co-invest with Fund IX, Fund XI, and other clients advised by the Manager, is subject to the conditions (the "Conditions") with which the funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (the "SEC") from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund XI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023:

	Derivative Assets		Derivative Liabilities
Derivative Instruments	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Interest rate collar	$56,623	$—	$—	$110,917

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations for the three and six months ended June 30, 2024 and 2023:

		For the Three Months Ended		For the Six Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(6,599)	$—	$167,540	$—
	Net realized gain from derivative instruments	$6,057	$—	$15,928	$—

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (1)
Zions Bancorporation, N.A.	$56,623	$—	$—	$—	$56,623
Total	$56,623	$—	$—	$—	$56,623

	As of December 31, 2023
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash collateral received	Cash Collateral Received	Net Amount (2)
Zions Bancorporation, N.A.	$(110,917)	$—	$—	$—	$(110,917)
Total	$(110,917)	$—	$—	$—	$(110,917)
(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund. There were no derivative liabilities as of June 30, 2024.
(2) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty. There were no derivative assets as of December 31, 2023.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2024, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$410,921,860	$—	$(30,015,945)	$(30,015,945)
Derivative assets	—	56,623	—	56,623
Total	$410,921,860	$56,623	$(30,015,945)	$(29,959,322)

	As of December 31, 2023
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$417,993,719	$—	$(14,393,606)	$(14,393,606)
Total	$417,993,719	$—	$(14,393,606)	$(14,393,606)

	As of December 31, 2023
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(110,917)	$(110,917)
Total	$—	$—	$(110,917)	$(110,917)

There was no unrealized depreciation relating to derivative liabilities as of June 30, 2024. There was no unrealized appreciation relating to derivative assets as of December 31, 2023.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2024, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2024.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2024, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of June 30, 2024 and December 31, 2023, the Fund’s unexpired unfunded commitments to borrowers totaled $125.1 million and $132.3 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2024 and December 31, 2023:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2024	Expiration Date
Abacum Inc.	Software	$1,500,000	12/31/24
American Castanea PBC	Other Technology	1,750,000	04/30/25
Bloomboard, Inc.	Software	1,500,000	07/31/24
Charlie Financial Inc.	Other Healthcare	7,000,000	03/31/25
Creoate Limited	Other Technology	592,000	07/31/24
Findigs, Inc.	Internet	3,500,000	07/15/24
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
High Definition Vehicle Insurance, Inc.	Other Technology	2,500,000	07/15/24
Merlin Labs, Inc.	Other Technology	22,500,000	11/01/24
Modern Animal, Inc.	Other Healthcare	25,000,000	01/31/25
NeoSensory, Inc.	Other Technology	750,000	07/30/24
Nextivity, Inc.	Wireless	7,000,000	10/31/24
Parkoursc, Inc.	Software	1,000,000	10/31/24
Runzy, Inc.	Other Technology	500,000	07/31/24
Swiftly Systems, Inc.	Software	20,000,000	12/31/24
Total		$125,092,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2023	Expiration Date
2045 Studio, Inc.	Technology Services	$750,000	03/15/24
Badiani Limited	Other Technology	500,000	01/31/24
Charlie Financial Inc.	Other Healthcare	7,000,000	03/31/25
Findigs, Inc.	Internet	3,500,000	07/15/24
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Hdata, Inc.	Software	500,000	04/30/24
High Definition Vehicle Insurance, Inc.	Other Technology	2,500,000	07/15/24
Higher Ground Education, Inc.	Other Technology	5,000,000	01/31/24
Kolors, Inc.	Software	2,000,000	04/30/24
Kushki Group Holdings Ltd.	Software	10,000,000	06/30/24
Make Cents Technologies Inc.	Software	10,000,000	03/31/24
Modern Animal, Inc.	Other Healthcare	30,000,000	01/31/25
Ripple Foods, PBC	Other Technology	4,000,000	04/30/24
Runzy, Inc.	Other Technology	500,000	07/31/24
Safe Securities Inc.	Software	4,000,000	06/30/24
Semsee Corp.	Software	2,000,000	03/01/24
Swiftly Systems, Inc.	Software	20,000,000	12/31/24
Total		$132,250,000

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

11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2024 and 2023.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023

Total return **	2.63%	5.29%	6.90%	10.38%

Per share amounts:
Net asset value, beginning of period	$2,307.19	$1,535.93	$2,273.02	$1,137.31
Net investment income	195.96	92.94	315.04	164.00
Net realized and change in unrealized loss from loans and derivative instruments	(129.95)	(11.72)	(154.38)	(22.75)
Net increase in net assets resulting from operations	66.01	81.22	160.66	141.25
Distributions of income to shareholder	(103.90)	(29.56)	(164.38)	(75.97)
Contributions from shareholder	600.00	—	600.00	385.00
Net asset value, end of period	$2,869.30	$1,587.59	$2,869.30	$1,587.59
Net assets, end of period	$286,930,187	$158,758,987	$286,930,187	$158,758,987

Ratios to average net assets:
Expenses *	8.65%	14.30%	9.63%	15.04%
Net investment income *	30.56%	24.19%	26.05%	23.25%
Portfolio turnover rate	—%	—%	—%	—%
Average debt outstanding	$164,000,000	$184,375,000	$177,000,000	$178,642,857

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

Transactions with Venture Lending & Leasing IX, Inc.

The Manager also serves as the investment manager for Fund IX. So long as Fund IX had capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund IX invested, subject to approval of the Fund's Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund IX over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors. The Fund co-invested with Fund IX through December 31, 2023, which was the end of Fund IX’s investment period.
Transactions with WTI Fund XI, Inc.
The Manager also serves as the investment manager for Fund XI. So long as Fund XI has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which the Fund's term of existence automatically expires), the Fund may invest in each portfolio company in which Fund XI invests, subject to approval of the Fund’s Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund XI over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

The ability of the Fund to co-invest with Fund IX, Fund XI, and other clients advised by the Manager, is subject to Conditions with which the funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund XI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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
Results of Operations - For the Three and Six Months Ended June 30, 2024 and 2023

Analysis of Interest Income

Total investment income for the three months ended June 30, 2024 and 2023 was $25.1 million and $14.8 million, respectively. Total investment income for the six months ended June 30, 2024 and 2023 was $43.2 million and $27.0 million, respectively. Investment income primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30, 2024				For the Three Months Ended June 30, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$368,674,510	$24,602,371	19.99%	6.70%	$312,039,288	$14,550,186	14.62%	4.03%
All Loans	$379,571,778	$24,602,371	19.42%	6.51%	$315,025,597	$14,550,186	14.48%	3.99%
Interest income for both performing loans and all loans increased by $10.1 million, or 69.1%, for the three months ended June 30, 2024 compared to the same period in 2023. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $56.6 million and $64.5 million, or 18.2% and 20.5%, respectively, for the three months ended June 30, 2024 compared to the same period in 2023.

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30, 2024				For the Six Months Ended June 30, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$382,213,695	$42,421,309	17.03%	5.17%	$294,740,866	$26,609,187	14.29%	3.77%
All Loans	$390,863,884	$42,421,309	16.66%	5.05%	$297,582,264	$26,609,187	14.14%	3.74%
Interest income for both performing loans and all loans increased by $15.8 million, or 59.4%, for the six months ended June 30, 2024 compared to the same period in 2023. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $87.5 million and $93.3 million, or 29.7% and 31.3%, respectively, for the six months ended June 30, 2024 compared to the same period in 2023.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$164,000,000	$3,272,216	7.98%	$184,375,000	$3,407,742	7.39%

Interest expense decreased by $0.1 million, or 4.0%, for the three months ended June 30, 2024 compared to the same period in 2023. Interest expense for the three months ended June 30, 2024, decreased primarily due to lower average debt outstanding. The average outstanding balance for borrowings under the facility decreased by $20.4 million, or 11.1%, for the three months ended June 30, 2024 compared to the same period in 2023.

The following table shows the average balance, interest expense, and weighted average interest rate for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$177,000,000	$7,153,316	8.08%	$178,642,857	$6,363,285	7.12%

Interest expense increased by $0.8 million, or 12.4%, for the six months ended June 30, 2024 compared to the same period in 2023. Interest expense for the six months ended June 30, 2024, increased primarily due to higher weighted average interest rate partially offset by lower interest due to repayments on the debt facility. The average outstanding balance for borrowings under the facility decreased by $1.6 million, or 0.9%, for the six months ended June 30, 2024 compared to the same period in 2023.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the three and six months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2024	2023	Change ($)	2024	2023	Change ($)
Management Fees	$1,968,750	$2,000,000	$(31,250)	$3,937,500	$4,000,000	$(62,500)
Banking and professional fees	142,965	37,740	105,225	338,065	168,788	169,277
Other operating expenses	159,454	45,790	113,664	217,713	74,678	143,035
Total Operating Expense	$2,271,169	$2,083,530	$187,639	$4,493,278	$4,243,466	$249,812

Management Fees for the three months ended June 30, 2024 and 2023 were both $2.0 million. For the period from January 1, 2024 through June 30, 2024, Management Fees were calculated at 1.575% of the Company's committed capital. For the same period in 2023, Management Fees were calculated at an annual percentage of 1.600% of the Company's committed capital.

Banking and professional fees increased by less than $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2024 compared to the same period in 2023. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses increased by less than $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2024 compared to the same periods in 2023. Other operating expense included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended June 30, 2024 and 2023 were $0.4 million and $0.5 million, respectively. Non-recurring fees for the six months ended June 30, 2024 and 2023 were $0.5 million and $0.8 million, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2024 and 2023 was $19.6 million and $9.3 million, respectively. Net investment income for the six months ended June 30, 2024 and 2023 was $31.5 million and $16.4 million, respectively.

Realized and Change in Unrealized Gains (Losses)

There were no realized gains (losses) from loans for the three and six months ended June 30, 2024 and 2023.

Net realized gain from derivative instruments was less than $0.01 million and $0.02 million, respectively, for the three and six months ended June 30, 2024. There were no realized gains (losses) from derivative instruments for the same periods in 2023. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate.

Net change in unrealized loss from loans for the three months ended June 30, 2024 and 2023 was $13.0 million and $1.2 million, respectively. Net change in unrealized loss from loans for the six months ended June 30, 2024 and 2023 was $15.6 million and $2.3 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net change in unrealized gain (loss) from derivative instruments for the three and six months ended June 30, 2024 was less than $(0.01) million and $0.2 million, respectively. There were no unrealized gains (losses) from derivative instruments for the same periods in 2023. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended June 30, 2024 and 2023 was $6.6 million and $8.1 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2024 and 2023 was $66.02 and $81.22, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2024 and 2023 was $16.1 million and $14.1 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2024 and 2023 was $160.66 and $141.25, respectively.

Liquidity and Capital Resources – June 30, 2024 and December 31, 2023

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $336.0 million and $276.0 million as of June 30, 2024 and December 31, 2023, respectively. As of both June 30, 2024 and December 31, 2023, the Company had subscriptions for capital in the amount of $500.0 million, of which $375.0 million and $305.0 million had been called and received. As of June 30, 2024, $125.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $33.2 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the six months ended June 30, 2024 and 2023 were as follows:

	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023
Net cash provided by (used in) operating activities	$25,340,828	$(53,564,054)
Net cash provided by (used in) financing activities	(15,750,072)	82,958,920
Net increase in cash and cash equivalents	$9,590,756	$29,394,866

As of June 30, 2024 and December 31, 2023, 9.35% and 7.58%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

The Fund is a party to a loan and security agreement (as amended from time to time) with ING Capital LLC acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of June 30, 2024, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2024, $125.0 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $90.4 million for the six months ended June 30, 2024. Net loan amounts outstanding after amortization and valuation adjustments decreased by $22.7 million for the same period. Unexpired unfunded commitments totaled $125.1 million as of June 30, 2024.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2024	$642.7 million	$261.8 million	$380.9 million	$125.1 million
December 31, 2023	$552.3 million	$148.7 million	$403.6 million	$132.3 million

The unexpired unfunded commitments by portfolio company as of June 30, 2024 and December 31, 2023 are detailed in Note 10 to the financial statements included in this filing.

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

As of June 30, 2024, the Fund had a cash balance of $26.8 million and $174.0 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $125.0 million and recallable capital of $33.2 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2024, the Fund’s asset coverage ratio was 328%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2024, the outstanding debt balance was $125.0 million with a floating interest rate based on a daily 1- month Adjusted Term SOFR rate of 5.3372%, for which the Fund had derivative instruments in place with a ceiling of 5.30% on $100.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2024. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(536,427)	$(1,000,000)	$2,500,000	$963,573
(1.00)%	$(268,214)	$—	$1,250,000	$981,786
(0.50)%	$(134,107)	$—	$625,000	$490,893
0.50%	$134,107	$500,000	$(625,000)	$9,107
1.00%	$268,214	$1,000,000	$(1,250,000)	$18,214
2.00%	$536,427	$2,000,000	$(2,500,000)	$36,427

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R.Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 13, 2024	Date:	August 13, 2024