Form 10-Q
period 2024-09-30
WTI Fund X, Inc.
filed 2024-11-13
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2024
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2024 and December 31, 2023

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2024 and 2023

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2024 and 2023

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2024 and 2023

Condensed Schedules of Investments (Unaudited)
As of September 30, 2024 and December 31, 2023

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023
ASSETS
Loans, at estimated fair value
(cost of $462,668,332 and $417,993,719, respectively)	$430,334,873	$403,600,113
Cash and cash equivalents	29,674,225	17,230,603
Dividend and interest receivables	6,358,558	5,867,057
Other assets	2,050,739	3,600,930
Total assets	468,418,395	430,298,703

LIABILITIES
Borrowings under debt facility	176,500,000	197,500,000
Accrued management fees	1,968,750	1,968,750
Derivative liability	53,728	110,917
Accounts payable and other accrued liabilities	2,520,861	3,416,900
Total liabilities	181,043,339	202,996,567

NET ASSETS	$287,375,056	$227,302,136

Analysis of Net Assets:

Capital paid in on shares of capital stock	$336,000,000	$276,000,000
Cumulative return of capital distributions	(32,950,470)	(32,950,470)
Total distributable losses	(15,674,474)	(15,747,394)
Net assets (equivalent to $2,873.75 and $2,273.02 per share based on 100,000 shares of capital stock outstanding - See Notes 5 and 11)	$287,375,056	$227,302,136

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$111,260,000	$132,250,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

INVESTMENT INCOME:
Interest on loans	$18,789,303	$14,959,269	$61,210,612	$41,568,456
Other income	355,290	364,183	1,085,021	761,928
Total investment income	19,144,593	15,323,452	62,295,633	42,330,384

EXPENSES:
Management fees	1,968,750	2,000,000	5,906,250	6,000,000
Interest expense	3,141,578	4,336,715	10,294,894	10,700,000
Banking and professional fees	54,703	65,095	392,768	233,883
Other operating expenses	70,288	56,748	288,001	131,426
Total expenses	5,235,319	6,458,558	16,881,913	17,065,309
Net investment income	13,909,274	8,864,894	45,413,720	25,265,075

Net realized gain from derivative instruments	7,669	—	23,597	—
Net change in unrealized loss from loans	(2,317,514)	(6,312,605)	(17,939,853)	(8,587,624)
Net change in unrealized gain (loss) from derivative instruments	(110,351)	—	57,189	—
Net realized and change in unrealized loss from loans and derivative instruments	(2,420,196)	(6,312,605)	(17,859,067)	(8,587,624)
Net increase in net assets resulting from operations	$11,489,078	$2,552,289	$27,554,653	$16,677,451

Amounts per common share:
Net increase in net assets resulting from operations per share	$114.89	$25.52	$275.55	$166.77
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2023	100,000	$100	$180,999,900	$(21,884,926)	$(356,087)	$158,758,987
Net increase in net assets resulting from operations	—	—	—	—	2,552,289	2,552,289
Distributions of income to shareholder	—	—	—	—	(4,952,614)	(4,952,614)
Contributions from shareholder	—	—	10,000,000	—	—	10,000,000
Balance at September 30, 2023	100,000	$100	$190,999,900	$(21,884,926)	$(2,756,412)	$166,358,662

Balance at June 30, 2024	100,000	$100	$335,999,900	$(32,950,470)	$(16,119,343)	$286,930,187
Net increase in net assets resulting from operations	—	—	—	—	11,489,078	11,489,078
Distributions of income to shareholder	—	—	—	—	(11,044,209)	(11,044,209)
Balance at September 30, 2024	100,000	$100	$335,999,900	$(32,950,470)	$(15,674,474)	$287,375,056

Balance at December 31, 2022	100,000	$100	$142,499,900	$(21,884,926)	$(6,884,276)	$113,730,798
Net increase in net assets resulting from operations	—	—	—	—	16,677,451	16,677,451
Distributions of income to shareholder	—	—	—	—	(12,549,587)	(12,549,587)
Contributions from shareholder	—	—	48,500,000	—	—	48,500,000
Balance at September 30, 2023	100,000	$100	$190,999,900	$(21,884,926)	$(2,756,412)	$166,358,662

Balance at December 31, 2023	100,000	$100	$275,999,900	$(32,950,470)	$(15,747,394)	$227,302,136
Net increase in net assets resulting from operations	—	—	—	—	27,554,653	27,554,653
Distributions of income to shareholder	—	—	—	—	(27,481,733)	(27,481,733)
Contributions from shareholder	—	—	60,000,000	—	—	60,000,000
Balance at September 30, 2024	100,000	$100	$335,999,900	$(32,950,470)	$(15,674,474)	$287,375,056

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$27,554,653	$16,677,451
Adjustments to reconcile net increase in net assets resulting from operations to net cash used in operating activities:
Net realized gain from derivative instruments	(23,597)	—
Net change in unrealized loss from loans	17,939,853	8,587,624
Net change in unrealized gain from derivative instruments	(57,189)	—
Amortization of deferred costs related to debt facility	331,610	327,698
Origination of loans	(171,740,000)	(159,186,990)
Principal payments on loans, net of accretion	122,471,300	48,065,013
Acquisition of equity securities	(15,621,646)	(11,280,358)
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(491,501)	(1,536,485)
Net (increase) decrease in other assets	1,218,581	(301,906)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(896,039)	956,158
Net cash used in operating activities	(19,313,975)	(97,691,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(7,266,000)	—
Contributions from shareholder	60,000,000	48,500,000
Borrowings under debt facility	51,500,000	81,000,000
Repayments of borrowings under debt facility	(72,500,000)	(16,500,000)
Payments of debt facility fees and costs	—	(41,080)
Payments received for derivative instruments	23,597	—
Net cash provided by financing activities	31,757,597	112,958,920

Net increase in cash and cash equivalents	12,443,622	15,267,125

CASH AND CASH EQUIVALENTS:
Beginning of period	17,230,603	9,516,910
End of period	$29,674,225	$24,784,035

SUPPLEMENTAL DISCLOSURES:

CASH PAID DURING THE PERIOD:
Interest - Debt facility	$10,168,871	$9,723,946
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$20,215,733	$12,549,587
Receipt of equity securities as repayment of loans	$4,594,087	$1,269,229

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$3,970,099	$3,938,324	$3,938,324	8/1/2026
	Mazen Animal Health Inc.		Senior Secured	14.3%		3,190,750	3,086,768	3,086,768	8/1/2026
	Ukko Inc.		Senior Secured	11.5%		2,444,684	2,370,050	2,370,050	5/1/2026
Biotechnology Total		3.3%				$9,605,533	$9,395,142	$9,395,142

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%	7.6%	$3,624,490	$3,644,760	$3,644,760	7/1/2027
	Canary Connect, Inc.		Senior Secured	12.0%	6.6%	1,375,510	1,388,215	1,388,215	7/1/2027
	Canary Connect, Inc. Subtotal					5,000,000	5,032,975	5,032,975
	Proto, Inc.		Senior Secured	12.8%		650,711	650,710	650,710	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		649,637	631,020	631,020	10/1/2025
	Proto, Inc. Subtotal					1,300,348	1,281,730	1,281,730
Computers & Storage Total		2.2%				$6,300,348	$6,314,705	$6,314,705

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$1,355,572	$977,688	$977,688	*
	Findigs, Inc.		Senior Secured	13.5%		3,500,000	3,290,146	3,290,146	7/1/2027
	Miami Labs, Inc.		Senior Secured	13.3%		6,387,929	6,206,977	6,206,977	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		617,912	611,107	611,107	1/1/2025
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	7/1/2026
	Realm Living, Inc.		Senior Secured	13.0%		2,810,069	2,731,631	2,731,631	5/1/2026
	Realm Living, Inc.		Senior Secured	12.5%		1,500,000	1,392,166	1,392,166	12/1/2027
	Realm Living, Inc. Subtotal					4,310,069	4,123,797	4,123,797
	RetailerX, Inc.		Senior Secured	11.0%		7,479,619	7,516,455	7,516,455	*
	Threedium Ltd. ** ^		Senior Secured	13.3%		1,000,000	795,866	795,866	12/1/2027
	Vinvesto, Inc.		Senior Secured	14.8%		176,798	166,309	166,309	5/1/2026
	Vinvesto, Inc.		Senior Secured	15.0%		176,964	176,964	176,964	5/1/2026
	Vinvesto, Inc. Subtotal					353,762	343,273	343,273
	Wildxyz, Inc.		Senior Secured	12.8%	8.3%	2,000,000	1,967,066	1,967,066	9/1/2027
Internet Total		12.2%				$36,533,966	$34,967,326	$34,967,326

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,888,704	$1,791,396	$1,791,396	1/1/2027
	Gallant Pet, Inc.		Senior Secured	14.0%		1,714,241	1,599,906	1,599,906	10/1/2026
Medical Devices Total		1.2%				$3,602,945	$3,391,302	$3,391,302

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Healthcare
	CarePoint, Inc. ** ^		Senior Secured	13.8%	5.0%	$766,402	$686,972	$686,972	7/1/2026
	Charlie Financial Inc.		Senior Secured	12.5%	3.9%	3,500,000	3,205,922	3,205,922	7/1/2028
	GoForward, Inc.		Senior Secured	12.8%		18,858,291	16,933,063	16,933,063	1/1/2027
	Julie Products Inc.		Senior Secured	15.8%		303,015	298,203	298,203	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		481,232	467,349	467,349	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		277,119	272,975	272,975	4/1/2026
	Julie Products Inc. Subtotal					1,061,366	1,038,527	1,038,527
	KBS, Inc.		Senior Secured	14.0%		184,103	173,296	173,296	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,357,150	1,142,275	—	*
	Modern Animal, Inc.		Senior Secured	12.8%		5,000,000	4,316,665	4,316,665	8/1/2027
	Modern Animal, Inc.		Senior Secured	12.8%		15,000,000	14,658,053	14,658,053	2/1/2028
	Modern Animal, Inc. Subtotal					20,000,000	18,974,718	18,974,718
	Open Inc.		Senior Secured	13.5%		320,228	309,929	309,929	3/1/2026
	Open Inc.		Senior Secured	14.8%		322,057	318,790	318,790	3/1/2026
	Open Inc. Subtotal					642,285	628,719	628,719
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		367,485	360,024	360,024	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		175,797	164,008	164,008	5/1/2026
Other Healthcare Total		14.7%				$46,912,879	$43,307,524	$42,165,249

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$1,101,447	$1,020,819	$1,020,819	5/1/2027
	American Castanea PBC		Senior Secured	11.8%	6.7%	250,000	7,151	7,151	12/1/2027
	ArroFi Inc.		Senior Secured	11.3%		1,665,188	1,620,780	1,620,780	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	548,094	*
	Badiani Limited ** ^		Senior Secured	13.5%		826,690	790,090	790,090	9/1/2026
	Badiani Limited ** ^		Senior Secured	13.8%		500,000	490,174	490,174	5/1/2027
	Badiani Limited ** ^		Senior Secured	13.8%		471,994	464,188	464,188	1/1/2027
	Badiani Limited ** ^ Subtotal					1,798,684	1,744,452	1,744,452
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,795,513	486,606	*
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,088,694	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	987,150	987,150	7/1/2028
	Cella Farms Inc.		Senior Secured	11.8%	2.0%	1,500,000	1,432,506	1,432,506	12/1/2027
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,781,445	*
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,745,971	7,693,807	—	*
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	—	*
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	485,000	473,224	473,224	1/1/2028
	Creoate Limited ** ^		Senior Secured	11.8%		402,917	392,116	392,116	12/1/2025
	Creoate Limited ** ^		Senior Secured	14.0%		160,480	158,763	158,763	3/1/2026
	Creoate Limited ** ^		Senior Secured	15.5%		486,410	478,746	478,746	2/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	1,000,000	904,300	904,300	8/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	550,000	537,128	537,128	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	592,000	576,921	576,921	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	740,000	723,977	723,977	11/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	633,000	619,883	619,883	10/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		465,000	403,767	403,767	4/1/2028
	Creoate Limited ** ^ Subtotal					5,514,807	5,268,825	5,268,825
	Daybase, Inc.		Senior Secured	11.0%		1,265,000	1,129,983	—	*
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		2,950,130	2,970,310	2,797,875	*
	Fanimal, Inc.		Senior Secured	11.8%		129,122	119,671	119,671	2/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		357,616	350,890	350,890	7/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		214,354	210,710	210,710	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		244,921	241,649	241,649	7/1/2026
	Fanimal, Inc. Subtotal					946,013	922,920	922,920
	Heading Health Inc.		Senior Secured	13.2%		1,208,548	955,616	253,305	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		12,500,000	12,014,650	12,014,650	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		9,857,847	6,275,934	6,275,934	5/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		4,934,096	3,410,001	3,410,001	6/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		4,930,365	4,930,365	4,930,365	5/1/2027
	Higher Ground Education, Inc. Subtotal					19,722,308	14,616,300	14,616,300
	Hint, Inc.		Senior Secured	12.0%		2,408,347	2,295,196	2,295,196	5/1/2025
	Holo, Inc.		Senior Secured	13.5%		535,877	393,888	393,888	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		1,903,711	1,858,863	1,858,863	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,261,768	1,239,202	1,239,202	11/1/2025
	Joy Memories, Inc		Senior Secured	12.0%	7.6%	5,646,130	5,174,389	5,174,389	6/1/2027
	Kibeam Learning, Inc.		Senior Secured	11.5%		342,370	335,728	335,728	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	13.5%		1,280,911	1,243,214	1,243,214	3/1/2026
	LendTable Inc.		Senior Secured	14.8%		1,243,568	1,225,611	1,225,611	9/1/2026
	LendTable Inc. Subtotal					2,524,479	2,468,825	2,468,825
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		268,218	244,829	244,829	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		855,090	844,346	844,346	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					1,123,308	1,089,175	1,089,175
	Maker Wine Company		Senior Secured	11.8%		92,810	91,955	91,955	2/1/2025
	Markai Holdings, LLC		Senior Secured	6.3%		868,452	814,588	24,757	*
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,863,631	3,532,073	4/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	3.5%	12,500,000	10,953,224	10,953,224	2/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	2.9%	12,500,000	12,051,558	12,051,558	2/1/2027
	Merlin Labs, Inc. Subtotal					25,000,000	23,004,782	23,004,782
	NeoSensory, Inc.		Senior Secured	14.0%		750,000	496,042	496,042	7/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		1,132,844	1,126,608	1,126,608	12/1/2024
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	25,000,000	23,154,037	23,154,037	10/1/2027
	NewGlobe Education, Inc. ** ^ Subtotal					26,132,844	24,280,645	24,280,645
	Ocho Holdings Co.		Senior Secured	11.3%	44.1%	150,239	332,263	332,263	12/1/2024
	Overdrive Products Inc.		Senior Secured	13.5%		500,000	335,599	335,599	1/1/2028
	Owlet Baby Care, Inc. **		Senior Secured	12.0%	7.8%	5,625,000	4,164,495	4,164,495	1/1/2028
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	1,141,186	1,057,994	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	PlantBaby, Inc.		Senior Secured	12.0%		74,232	72,261	72,261	5/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		58,863	58,174	58,174	10/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		72,074	67,105	67,105	1/1/2026
	PlantBaby, Inc.		Senior Secured	14.3%		88,232	86,215	86,215	5/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		45,936	45,511	45,511	7/1/2025
	PlantBaby, Inc. Subtotal					339,337	329,266	329,266
	Platform Science, Inc.		Senior Secured	12.5%		3,187,590	3,158,500	3,158,500	3/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		3,026,423	2,913,349	2,913,349	2/1/2026
	Platform Science, Inc. Subtotal					6,214,013	6,071,849	6,071,849
	Reali Inc.		Senior Secured	12.5%		3,586,031	2,630,866	7,322	*
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	6,000,000	5,520,063	5,520,063	3/1/2027
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	4,000,000	3,860,265	3,860,265	8/1/2027
	Ripple Foods, PBC Subtotal					10,000,000	9,380,328	9,380,328
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	616,757	*
	Romaine Empire, Inc.		Senior Secured	13.5%	4.1%	8,887,530	8,717,489	8,717,489	12/1/2027
	Runzy, Inc.		Senior Secured	14.3%		233,098	226,682	226,682	6/1/2027
	Runzy, Inc.		Senior Secured	14.5%		244,491	243,067	243,067	8/1/2027
	Runzy, Inc. Subtotal					477,589	469,749	469,749
	Scripta Insights, Inc.		Senior Secured	12.0%		515,656	509,753	509,753	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		128,971	128,273	128,273	4/1/2025
	Scripta Insights, Inc. Subtotal					644,627	638,026	638,026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		528,895	526,108	526,108	5/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		672,463	656,983	656,983	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^ Subtotal					1,201,358	1,183,091	1,183,091
	State Affairs, Inc.		Senior Secured	13.8%		968,476	954,636	954,636	11/1/2026
	State Affairs, Inc.		Senior Secured	13.8%		936,559	869,734	869,734	10/1/2026
	State Affairs, Inc.		Senior Secured	14.0%		1,500,000	1,476,432	1,476,432	1/1/2027
	State Affairs, Inc. Subtotal					3,405,035	3,300,802	3,300,802
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	1,887,536	1,868,549	1,868,549	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	3,775,072	3,616,661	3,616,661	1/1/2027
	Sun Day Carwash, Inc. Subtotal					5,662,608	5,485,210	5,485,210
	Supplant, Inc. ** ^		Senior Secured	16.0%		458,715	452,053	452,053	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,529,322	1,484,096	1,484,096	7/1/2026
	Supplant, Inc. ** ^ Subtotal					1,988,037	1,936,149	1,936,149
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		603,234	593,002	593,002	8/1/2025
	TLNT Inc.		Senior Secured	15.0%		1,068,549	1,011,697	—	*
	TomoCredit, Inc.		Senior Secured	11.5%		490,501	480,489	480,489	6/1/2025
	TomoCredit, Inc.		Senior Secured	13.8%		3,000,000	2,894,481	2,894,481	4/1/2027
	TomoCredit, Inc.		Senior Secured	11.5%		490,570	490,570	490,570	6/1/2025
	TomoCredit, Inc. Subtotal					3,981,071	3,865,540	3,865,540

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Umbra Lab, Inc.		Senior Secured	13.5%		3,362,317	3,295,205	3,295,205	4/1/2026
	Umbra Lab, Inc.		Senior Secured	15.3%		5,154,792	5,016,334	5,016,334	10/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		7,500,000	7,076,630	7,076,630	1/1/2028
	Umbra Lab, Inc. Subtotal					16,017,109	15,388,169	15,388,169
	Virtuix Holdings, Inc.		Senior Secured	12.3%		218,838	216,172	216,172	9/1/2025
	World Wrapps II, Inc.		Senior Secured	12.5%	9.1%	600,000	470,698	470,698	7/1/2027
	World Wrapps II, Inc.		Senior Secured	12.5%	8.4%	400,000	407,209	407,209	7/1/2027
	World Wrapps II, Inc. Subtotal					1,000,000	877,907	877,907
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		5,331,510	5,264,626	5,264,626	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		3,559,943	3,463,205	3,463,205	1/1/2026
	Zimeno Inc. Subtotal					8,891,453	8,727,831	8,727,831
Other Technology Total		65.3%				$227,794,798	$209,740,113	$187,806,098

Security
	Axiado Corporation		Senior Secured	10.5%		$1,136,161	$1,136,155	$1,136,155	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,136,161	1,103,068	1,103,068	10/1/2025
	Axiado Corporation Subtotal					2,272,322	2,239,223	2,239,223
Security Total		0.8%				$2,272,322	$2,239,223	$2,239,223

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$4,964,515	$4,663,907	$4,663,907	12/1/2026
Semiconductors & Equipment Total		1.6%				$4,964,515	$4,663,907	$4,663,907

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,284,466	$1,227,536	$1,227,536	10/1/2026
	Actual Systems, Inc.		Senior Secured	12.0%		328,393	320,528	320,528	6/1/2025
	AI Netomi, Inc.		Senior Secured	12.0%		5,250,000	4,657,308	4,657,308	11/1/2027
	Auterion, Inc. ** ^		Senior Secured	12.5%		1,177,370	1,158,898	1,158,898	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		224,451	221,652	221,652	1/1/2025
	Blackcart, Inc. ** ^		Senior Secured	13.3%	6.4%	943,621	910,702	910,702	1/1/2027
	Bloomboard, Inc.		Senior Secured	12.0%	2.7%	1,500,000	1,501,538	1,501,538	10/1/2027
	Bloomboard, Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,243,043	3,243,043	10/1/2027
	Bloomboard, Inc. Subtotal					5,000,000	4,744,581	4,744,581
	BlueCart, Inc.		Senior Secured	14.1%		1,177,871	1,031,569	1,031,569	12/1/2026
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,500,000	1,393,622	1,393,622	12/1/2027
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		820,494	810,713	810,713	6/1/2025
	Bound Rates, Inc. ** ^ Subtotal					2,320,494	2,204,335	2,204,335
	Canopy Technology Corp.		Senior Secured	15.0%		644,843	636,883	636,883	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		764,151	741,532	741,532	11/1/2025
	Canopy Technology Corp. Subtotal					1,408,994	1,378,415	1,378,415
	Chowbus, Inc.		Senior Secured	12.0%		1,075,984	1,043,474	1,043,474	3/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Common Sun, Inc		Senior Secured	11.0%		975,747	944,373	944,373	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		402,883	402,880	402,880	1/1/2027
	Common Sun, Inc Subtotal					1,378,630	1,347,253	1,347,253
	Eskalera, Inc.		Senior Secured	12.0%		1,263,656	1,232,443	1,232,443	10/1/2026
	Family First, Inc		Senior Secured	12.0%	7.4%	4,000,000	3,908,631	3,908,631	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		395,422	391,371	391,371	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		267,432	255,840	255,840	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		300,357	298,071	298,071	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		364,407	361,011	361,011	6/1/2026
	Form Remodel, Inc. Subtotal					1,327,618	1,306,293	1,306,293
	FutureProof Technologies, Inc.		Senior Secured	13.5%		735,155	705,041	705,041	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		285,591	280,680	280,680	4/1/2026
	HaystacksAI, Inc.		Senior Secured	12.3%		809,810	782,843	782,843	6/1/2027
	Hoken Holdings Inc.		Senior Secured	13.0%		439,073	412,728	412,728	5/1/2026
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		6,931,112	6,689,676	6,689,676	4/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	2,000,000	1,960,160	1,960,160	6/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	2,915,935	2,794,205	2,794,205	2/1/2027
	Kolors, Inc. ** ^ Subtotal					4,915,935	4,754,365	4,754,365
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		9,718,837	8,851,364	8,851,364	2/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.5%		5,662,827	5,376,508	5,376,508	1/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.8%		4,000,000	3,697,206	3,697,206	7/1/2027
	Make Cents Technologies Inc. Subtotal					9,662,827	9,073,714	9,073,714
	Merlyn Mind, Inc.		Senior Secured	13.8%		10,000,000	9,638,587	9,638,587	3/1/2027
	Merlyn Mind, Inc.		Senior Secured	12.5%		7,500,000	5,705,620	5,705,620	8/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		7,500,000	7,499,996	7,499,996	9/1/2028
	Merlyn Mind, Inc. Subtotal					25,000,000	22,844,203	22,844,203
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,240,474	728,914	*
	NopSec Inc.		Senior Secured	12.0%		246,795	245,058	245,058	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%	25.9%	638,958	695,716	150,000	10/1/2025
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	2,367,476	2,289,768	2,289,768	10/1/2026
	Parkoursc, Inc.		Senior Secured	13.0%		1,000,000	905,199	905,199	10/1/2027
	Parkoursc, Inc. Subtotal					3,367,476	3,194,967	3,194,967
	Ratio Technologies, Inc.		Senior Secured	11.0%		141,842	122,867	122,867	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		937,577	927,361	927,361	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		339,003	335,259	335,259	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,418,422	1,385,487	1,385,487
	Safe Securities Inc.		Senior Secured	12.3%		4,000,000	3,904,054	3,904,054	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,791,056	2,791,056	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,957,759	2,957,759	10/1/2027
	Safe Securities Inc. Subtotal					10,000,000	9,652,869	9,652,869
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		923,651	873,546	873,546	6/1/2026
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		1,181,796	1,160,127	1,160,127	1/1/2027
	Scaleup Finance Group ApS ** ^ Subtotal					2,105,447	2,033,673	2,033,673

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
	Semsee Corp.		Senior Secured	14.3%	1.0%	2,833,056	2,683,400	2,683,400	1/1/2027
	Sonatus, Inc		Senior Secured	12.5%		566,400	561,334	561,334	12/1/2024
	Sonatus, Inc		Senior Secured	12.5%		2,664,319	2,600,801	2,600,801	12/1/2025
	Sonatus, Inc Subtotal					3,230,719	3,162,135	3,162,135
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*
	Truepic Inc.		Senior Secured	12.3%		750,000	561,273	561,273	12/1/2027
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,298,906	1,219,569	1,219,569	10/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		861,184	848,881	848,881	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		861,184	826,607	826,607	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,041,288	2,041,288	3/1/2026
	Vesta Housing, Inc. Subtotal					3,972,368	3,716,776	3,716,776
	WorkRails, Inc.		Senior Secured	12.0%		417,122	288,063	288,063	*
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	5,025,000	4,589,185	4,589,185	11/1/2027
Software Total		40.1%				$128,673,796	$121,060,795	$115,120,043

Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$707,991	$664,316	$664,316	1/1/2027
	Klar Holdings Limited ** ^		Senior Secured	11.8%		1,983,725	1,939,018	1,939,018	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,373	1,876,123	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	910,793	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	3,000,000	2,686,977	2,686,977	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		402,094	351,756	—	*
	Techspert.IO Limited ** ^		Senior Secured	14.8%		1,750,000	1,718,247	1,718,247	3/1/2027
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,287,623	1,238,249	1,238,249	6/1/2026
	Techspert.IO Limited ** ^ Subtotal					3,037,623	2,956,496	2,956,496
Technology Services Total		3.8%				$15,281,029	$14,350,140	$11,033,723

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.5%	$750,000	$666,522	$666,522	1/1/2028
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.9%	2,000,000	1,925,410	1,925,410	7/1/2027
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,143,492	1,108,813	1,108,813	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	15.5%		385,218	379,605	379,605	7/1/2026
	Juvo Mobile, Inc. ** Subtotal					4,278,710	4,080,350	4,080,350
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	2,000,000	2,000,277	2,000,277	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	8,000,000	7,157,528	7,157,528	12/1/2027
	Nextivity, Inc. Subtotal					10,000,000	9,157,805	9,157,805
Wireless Total		4.6%				$14,278,710	$13,238,155	$13,238,155

	Grand Total	149.8%				$496,220,841	$462,668,332	$430,334,873

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	10.3%	$29,474,225	$29,474,225
Total Cash Equivalents		10.3%	$29,474,225	$29,474,225

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.6500% to be paid monthly	Zions Bancorporation, N.A.	12/31/2024	$50,000,000	$(252)	$—	$(252)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	50,000,000	(53,476)	—	(53,476)
Total				$100,000,000	$(53,728)	$—	$(53,728)

* As of September 30, 2024, loans with a cost basis of $54.5 million and a fair value of $23.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2024, 18.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are generally the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a most advantageous market and the estimates may include the use of significant unobservable inputs.

(e) The unrealized depreciation was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

As of September 30, 2024, all loans were made to non-affiliates.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a most advantageous market and the estimates may include the use of significant unobservable inputs.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2023.
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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings, within 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2024, the Fund held 29,474,225 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.78% and $200,000 in cash, which together represented 10.33% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, the Fund held 17,030,603 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.26%, and $200,000 in cash, which together represented 7.58% of the net assets of the Fund.

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

As of September 30, 2024 and December 31, 2023, the financial statements included nonmarketable investments of $430.3 million and $403.6 million, respectively, (or 91.9% and 93.8% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

Non-Accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment or for a lesser timeframe, if, in the opinion of Management, the portfolio company either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status and the related interest is determined to not be collectible, all interest previously accrued but not collected is reversed. Any future interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.

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

As of September 30, 2024 and December 31, 2023, loans with a cost basis of $54.5 million and $19.4 million and a fair value of $23.0 million and $5.8 million, respectively, were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are considered to be free standing contracts that are both legally detachable and separately exercisable from the related loan transactions and are measured at fair value at the time of acquisition. Warrants are valued based on a Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The underlying asset value is estimated based on available information.

Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. An increase in the volatility of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2024 and December 31, 2023, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of an increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

Other Assets and Liabilities

Other assets include costs incurred in conjunction with borrowings under the Fund's debt facility. These costs are amortized over the estimated term of the facility using the straight-line basis. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Fund is currently evaluating the impact of adopting this guidance with respect to the financial statements and disclosures.
3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2024 and December 31, 2023, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a transaction that would occur in the most advantageous market, and several factors related to each borrower.

Loan balances in the Condensed Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Nine Months Ended
Performing Loans	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted-Average Interest Rate - Cash	14.87%	13.78%	16.19%	14.06%
Weighted-Average Interest Rate - Non-Cash	4.13%	3.43%	4.78%	3.64%
Weighted-Average Interest Rate	19.00%	17.21%	20.97%	17.70%

	For the Three Months Ended		For the Nine Months Ended
All Loans	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted-Average Interest Rate - Cash	14.26%	13.53%	15.72%	13.88%
Weighted-Average Interest Rate - Non-Cash	3.95%	3.36%	4.65%	3.59%
Weighted-Average Interest Rate	18.21%	16.89%	20.37%	17.47%

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

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value.

All loans as of September 30, 2024 and December 31, 2023 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2024 and December 31, 2023, the Fund had unexpired unfunded commitments to borrowers of $111.3 million and $132.3 million, respectively.

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

There were no transfers in or out of Level 1, 2 or 3 during the nine months ended September 30, 2024 and 2023.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2024 and December 31, 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$9,395,142	Most advantageous market analysis	Most advantageous market coupon rate	16% - 18%	17%

Computers & Storage	6,314,705	Most advantageous market analysis	Most advantageous market coupon rate	15% - 16%	15%

Internet	34,967,326	Most advantageous market analysis	Most advantageous market coupon rate	16% - 27%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 95% ^

Medical Devices	3,391,302	Most advantageous market analysis	Most advantageous market coupon rate	20% - 21%	20%

Other Healthcare	42,165,249	Most advantageous market analysis	Most advantageous market coupon rate	16% - 28%	19%
		Asset Recovery	Probability weighting of alternative outcomes	100% *

Other Technology	187,806,098	Most advantageous market analysis	Most advantageous market coupon rate	14% - 54%	21%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	2,239,223	Most advantageous market analysis	Most advantageous market coupon rate	*	13%

Semiconductors & Equipment	4,663,907	Most advantageous market analysis	Most advantageous market coupon rate	*	16%

Software	115,120,043	Most advantageous market analysis	Most advantageous market coupon rate	13% - 30%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)
Technology Services	11,033,723	Most advantageous market analysis	Most advantageous market coupon rate	16% - 20%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 50% ^

Wireless	13,238,155	Most advantageous market analysis	Most advantageous market coupon rate	18% - 21%	20%

Total Loan Investments	$430,334,873

(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within this industry based on different potential future outcomes.
* There is only one loan within this industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$11,884,907	Most advantageous market analysis	Most advantageous market coupon rate	16% - 18%	17%

Computers & Storage	6,981,592	Most advantageous market analysis	Most advantageous market coupon rate	15% - 16%	15%

Internet	42,116,651	Most advantageous market analysis	Most advantageous market coupon rate	13% - 33%	17%
		Asset Recovery	Probability weighting of alternative outcomes	50%*

Medical Devices	3,660,064	Most advantageous market analysis	Most advantageous market coupon rate	20% - 21%	21%

Other Healthcare	22,991,337	Most advantageous market analysis	Most advantageous market coupon rate	17% - 28%	20%
		Asset Recovery	Probability weighting of alternative outcomes	100%*

Other Technology	159,031,085	Most advantageous market analysis	Most advantageous market coupon rate	13% - 74%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Security	3,718,921	Most advantageous market analysis	Most advantageous market coupon rate	13% - 16%	14%

Semiconductors & Equipment	4,821,317	Most advantageous market analysis	Most advantageous market coupon rate	*	18%

Software	116,428,842	Most advantageous market analysis	Most advantageous market coupon rate	13% -24% *	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 85% ^

Technology Services	28,168,760	Most advantageous market analysis	Most advantageous market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 60% *

Wireless	3,796,637	Most advantageous market analysis	Most advantageous market coupon rate	*	17%

Total Loan Investments	$403,600,113

(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.
* There is only one loan within this industry that utilizes this valuation technique.

The following tables present the balances of assets and liabilities as of September 30, 2024 and December 31, 2023 measured at fair value on a recurring basis:

As of September 30, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$430,334,873	$430,334,873
Cash equivalents	29,474,225	—	—	29,474,225
Total assets	$29,474,225	$—	$430,334,873	$459,809,098

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$176,500,000	$—	$176,500,000
Derivative liability	—	53,728	—	53,728
Total liabilities	$—	$176,553,728	$—	$176,553,728

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$403,600,113	$403,600,113
Cash equivalents	17,030,603	—	—	17,030,603
Total assets	$17,030,603	$—	$403,600,113	$420,630,716

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$197,500,000	$—	$197,500,000
Derivative liability	—	110,917	—	110,917
Total liabilities	$—	$197,610,917	$—	$197,610,917

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

    The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2024
	Loans	Warrants	Stock
Beginning balance	$380,905,915	$—	$—
Acquisitions and originations	81,332,000	5,617,455	1,426,754
Principal payments on loans, net of accretion	(29,585,528)	—	—
Distributions to shareholder	—	(5,617,455)	(1,426,754)
Net realized loss from loans	—	—	—
Net change in unrealized loss from loans	(2,317,514)	—	—
Ending balance	$430,334,873	$—	$—

Net change in unrealized loss from loans still held at September 30, 2024	$(2,317,514)

	For the Nine Months Ended September 30, 2024
	Loans	Warrants	Stock	Convertible Notes
Beginning balance	$403,600,113	$—	$—	$—
Acquisitions and originations	171,740,000	16,235,403	3,592,623	387,707
Principal payments on loans, net of accretion	(127,065,387)	—	—	—
Distributions to shareholder	—	(16,235,403)	(3,592,623)	(387,707)
Net change in unrealized loss from loans	(17,939,853)	—	—	—
Ending balance	$430,334,873	$—	$—	$—

Net change in unrealized loss from loans still held at September 30, 2024	$(17,939,854)

	For the Three Months Ended September 30, 2023		For the Nine Months Ended September 30, 2023
	Loans	Warrants	Loans	Warrants
Beginning balance	$328,461,221	$—	$268,498,972	$—
Acquisitions and originations	65,124,490	4,952,614	159,186,990	12,549,587
Principal payments on loans, net of accretion	(17,509,010)	—	(49,334,242)	—
Distributions to shareholder	—	(4,952,614)	—	(12,549,587)
Net change in unrealized loss from loans	(6,312,605)	—	(8,587,624)	—
Ending balance	$369,764,096	$—	$369,764,096	$—

Net change in unrealized loss from loans and other assets still held at September 30, 2023	$(6,312,605)		$(8,587,624)
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
5. CAPITAL STOCK

As of both September 30, 2024 and December 31, 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2024 and December 31, 2023, was $500.0 million. Total contributed capital to the Company as of September 30, 2024 and December 31, 2023 was $375.0 million and $305.0 million, respectively, of which $336.0 million and $276.0 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Cash distributions	$7,266,000	$—
Distributions of equity securities	20,215,733	12,549,587
Total distributions to shareholder	$27,481,733	$12,549,587
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

On April 30, 2021, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of September 30, 2024 and December 31, 2023, the Fund’s asset coverage for borrowings was 262% and 214%, respectively.

The Fund is a party to a loan and security agreement (as amended and restated from time to time) with ING Capital LLC acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

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

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of September 30, 2024, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2024 and December 31, 2023, $176.5 million and $197.5 million, respectively, was outstanding under the facility.

As of September 30, 2024, the Term SOFR rates were as follows:

1-month Term SOFR	4.8457%
3-month Term SOFR	4.5921%
6-month Term SOFR	4.2539%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2024 and December 31, 2023, the remaining unamortized fees and costs of $0.9 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount of at least 20% of the aggregate principal balance of the outstanding borrowings ( the "Minimum Hedge Percentage"). The Fund is required to comply with this Minimum Hedge percentage only after the date on which the Subscription Secured Borrowings percentage is less than 25% of the Borrowing Base (See Note 8). As of September 30, 2024 and December 31, 2023, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of September 30, 2024:

	Amount	Maturity Date	Weighted Average All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$176,500,000	October 18, 2026	7.2269%
Total Outstanding	$176,500,000
(a) Inclusive of Applicable SOFR Margin of 2.26800% as of September 30, 2024 plus 0.11448% SOFR Adjustment.

The following is the summary of the outstanding facility draws as of December 31, 2023:

	Amount	Maturity Date	Weighted Average All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$197,500,000	October 18, 2026	7.6672%
Total Outstanding	$197,500,000
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

For the nine months ended September 30, 2024 and 2023, Management Fees were calculated at 1.575% and 1.600% of the Company's committed capital, respectively. Management Fees of $2.0 million and $5.9 million were recognized as expenses for the three and nine months ended September 30, 2024, respectively. Management Fees of $2.0 million and $6.0 million were recognized as expenses for the three and nine months ended September 30, 2023, respectively.

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

8.    DERIVATIVE INSTRUMENTS

The Fund uses derivative instruments to manage its exposure to interest rates on expected borrowings under its debt facility (see Note 6), as the Fund originates fixed rate loans.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023:

	Derivative Liabilities
Derivative Instruments	September 30, 2024	December 31, 2023
Interest rate collar	$53,728	$110,917

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

		For the Three Months Ended		For the Nine Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(110,351)	$—	$57,189	$—
	Net realized gain from derivative instruments	$7,669	$—	$23,597	$—

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(53,728)	$—	$—	$—	$(53,728)
Total	$(53,728)	$—	$—	$—	$(53,728)

	As of December 31, 2023
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(110,917)	$—	$—	$—	$(110,917)
Total	$(110,917)	$—	$—	$—	$(110,917)

(1) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty.

There were no derivative assets as of either September 30, 2024 or December 31, 2023.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2024, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$462,668,332	$—	$(32,333,459)	$(32,333,459)
Total	$462,668,332	$—	$(32,333,459)	$(32,333,459)

	As of September 30, 2024
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(53,728)	$(53,728)
Total	$—	$—	$(53,728)	$(53,728)

	As of December 31, 2023
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$417,993,719	$—	$(14,393,606)	$(14,393,606)
Total	$417,993,719	$—	$(14,393,606)	$(14,393,606)

	As of December 31, 2023
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(110,917)	$(110,917)
Total	$—	$—	$(110,917)	$(110,917)

There was no unrealized appreciation relating to derivative assets as of either September 30, 2024 or December 31, 2023.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2024, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2024.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of September 30, 2024, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of September 30, 2024 and December 31, 2023, the Fund’s unexpired unfunded commitments to borrowers totaled $111.3 million and $132.3 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2024 and December 31, 2023:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2024	Expiration Date
Abacum Inc.	Software	$1,500,000	12/31/24
AI Netomi, Inc.	Software	2,250,000	01/31/25
American Castanea PBC	Other Technology	1,750,000	04/30/25
Carbon Ridge, Inc.	Other Technology	1,125,000	04/01/25
Charlie Financial Inc.	Other Healthcare	3,500,000	03/31/25
Creoate Limited	Other Technology	3,285,000	05/31/25
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Juvo Mobile, Inc.	Wireless	750,000	11/15/24
Merlin Labs, Inc.	Other Technology	10,000,000	11/01/24
Modern Animal, Inc.	Other Healthcare	10,000,000	01/31/25
Nextivity, Inc.	Wireless	5,000,000	10/31/24
Overdrive Products Inc.	Other Technology	1,500,000	03/31/25

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2024	Expiration Date
Owlet Baby Care, Inc.	Other Technology	5,625,000	08/15/25
Parkoursc, Inc.	Software	1,000,000	10/31/24
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Swiftly Systems, Inc.	Software	20,000,000	12/31/24
Threedium Ltd.	Internet	1,750,000	07/31/25
Truepic Inc.	Software	3,000,000	12/31/24
Vesta Housing, Inc.	Software	3,750,000	05/31/25
ZeroCater, Inc.	Software	2,475,000	01/31/25
Total		$111,260,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2023	Expiration Date
2045 Studio, Inc.	Technology Services	$750,000	03/15/24
Badiani Limited	Other Technology	500,000	01/31/24
Charlie Financial Inc.	Other Healthcare	7,000,000	03/31/25
Findigs, Inc.	Internet	3,500,000	07/15/24
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Hdata, Inc.	Software	500,000	04/30/24
High Definition Vehicle Insurance, Inc.	Other Technology	2,500,000	07/15/24
Higher Ground Education, Inc.	Other Technology	5,000,000	01/31/24
Kolors, Inc.	Software	2,000,000	04/30/24
Kushki Group Holdings Ltd.	Software	10,000,000	06/30/24
Make Cents Technologies Inc.	Software	10,000,000	03/31/24
Modern Animal, Inc.	Other Healthcare	30,000,000	01/31/25
Ripple Foods, PBC	Other Technology	4,000,000	04/30/24
Runzy, Inc.	Other Technology	500,000	07/31/24
Safe Securities Inc.	Software	4,000,000	06/30/24
Semsee Corp.	Software	2,000,000	03/01/24
Swiftly Systems, Inc.	Software	20,000,000	12/31/24
Total		$132,250,000

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
11. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2024 and 2023.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023

Total return **	4.01%	1.60%	11.18%	12.15%

Per share amounts:
Net asset value, beginning of period	$2,869.3	$1,587.59	$2,273.02	$1,137.31
Net investment income	139.09	88.65	454.14	252.65
Net realized and change in unrealized loss from loans and derivative instruments	(24.20)	(63.12)	(178.59)	(85.87)
Net increase in net assets resulting from operations	114.89	25.53	275.55	166.78
Distributions of income to shareholder	(110.44)	(49.53)	(274.82)	(125.50)
Contributions from shareholder	—	100.00	600.00	485.00
Net asset value, end of period	$2,873.75	$1,663.59	$2,873.75	$1,663.59
Net assets, end of period	$287,375,056	$166,358,662	$287,375,056	$166,358,662

Ratios to average net assets:
Expenses *	7.30%	16.21%	8.76%	11.68%
Net investment income *	19.39%	22.25%	23.56%	17.30%
Portfolio turnover rate	—%	—%	—%	—%
Average debt outstanding	$151,625,000	$222,500,000	$172,050,000	$193,050,000

* Annualized.
** Total return amounts presented above are not annualized.

12. SUBSEQUENT EVENTS

    Management evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, results of U.S. national and local elections, worldwide inflation, interest rate volatility and natural disasters on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments along with the completeness of loans exhibiting indicators of potential credit deterioration as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value. In particular, the Manager has identified the fair value of the Fund’s loan investments that exhibit indicators of the potential for credit deterioration and the completeness of those loan investments, as a critical accounting matter that may involve significant and material estimates and inputs from the Manager in determining the fair value of those loan investments.

Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the market coupon rate would each have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all loans approximates fair value.

The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential recession, the risk of continued escalation in the Middle East, the Ukraine War, the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the results of U.S. national and local elections and extreme weather patterns or natural disasters (such as the 2024 earthquake in Taiwan) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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
Results of Operations - For the Three and Nine Months Ended September 30, 2024 and 2023

Analysis of Interest Income

Total investment income for the three months ended September 30, 2024 and 2023 was $19.1 million and $15.3 million, respectively. Total investment income for the nine months ended September 30, 2024 and 2023 was $62.3 million and $42.3 million, respectively. Investment income primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants, and new loans funded during the year. Warrants and equity securities received in connection with loan transactions are considered to be free standing contracts that are both legally detachable and separately exercisable from the loan transactions and are measured at fair value at the time of acquisition; the non-cash portion of interest income represents the accretion of the discount of these warrants over the life of the loan.

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30, 2024				For the Three Months Ended September 30, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$395,630,688	$18,789,303	14.87%	4.13%	$347,746,029	$14,959,269	13.78%	3.43%
All Loans	$412,721,658	$18,789,303	14.26%	3.95%	$354,363,316	$14,959,269	13.53%	3.36%

Interest income for both performing loans and all loans increased by $3.8 million, or 25.6%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $47.9 million and $58.4 million, or 13.8% and 16.5%, respectively, for the three months ended September 30, 2024 compared to the same period in 2023.

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30, 2024				For the Nine Months Ended September 30, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$389,186,455	$61,210,612	16.19%	4.78%	$313,070,074	$41,568,456	14.06%	3.64%
All Loans	$400,602,791	$61,210,612	15.72%	4.65%	$317,206,789	$41,568,456	13.88%	3.59%
Interest income for both performing loans and all loans increased by $19.6 million, or 47.3%, for the nine months ended September 30, 2024 compared to the same period in 2023. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $76.1 million and $83.4 million, or 24.3% and 26.3%, respectively, for the nine months ended September 30, 2024 compared to the same period in 2023.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$151,625,000	$3,141,578	8.29%	$222,500,000	$4,336,715	7.80%

Interest expense decreased by $1.2 million, or 27.6%, for the three months ended September 30, 2024 compared to the same period in 2023. Interest expense for the three months ended September 30, 2024, decreased primarily due to lower average debt outstanding. The average outstanding balance for borrowings under the facility decreased by $70.9 million, or 31.9%, for the three months ended September 30, 2024 compared to the same period in 2023.

The following table shows the average balance, interest expense, and weighted average interest rate for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$172,050,000	$10,294,894	7.98%	$193,050,000	$10,700,000	7.39%

Interest expense decreased by $0.4 million, or 3.8%, for the nine months ended September 30, 2024 compared to the same period in 2023. Interest expense for the nine months ended September 30, 2024, decreased primarily due to lower average debt outstanding which was partially offset by a higher weighted average interest rate. The average outstanding balance for borrowings under the facility decreased by $21.0 million, or 10.9%, for the nine months ended September 30, 2024 compared to the same period in 2023.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the three and nine months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2024	2023	Change ($)	2024	2023	Change ($)
Management Fees	$1,968,750	$2,000,000	$(31,250)	$5,906,250	$6,000,000	$(93,750)
Banking and professional fees	54,703	65,095	(10,392)	392,768	233,883	158,885
Other operating expenses	70,288	56,748	13,540	288,001	131,426	156,575
Total Operating Expense	$2,093,741	$2,121,843	$(28,102)	$6,587,019	$6,365,309	$221,710

Management Fees for the three months ended September 30, 2024 and 2023 were both $2.0 million. Management Fees for the nine months ended September 30, 2024 and 2023 were $5.9 million and $6.0 million, respectively. For the period from January 1, 2024 through September 30, 2024, Management Fees were calculated at 1.575% of the Company's committed capital. For the same period in 2023, Management Fees were calculated at an annual percentage of 1.600% of the Company's committed capital.

Banking and professional fees decreased by less than $0.1 million and increased by $0.2 million, respectively, for the three and nine months ended September 30, 2024 compared to the same period in 2023. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses increased by less than $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2024 compared to the same periods in 2023. Other operating expense included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended September 30, 2024 and 2023 were both $0.4 million. Non-recurring fees for the nine months ended September 30, 2024 and 2023 were $0.9 million and $1.2 million, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2024 and 2023 was $13.9 million and $8.9 million, respectively. Net investment income for the nine months ended September 30, 2024 and 2023 was $45.4 million and $25.3 million, respectively.

Realized and Change in Unrealized Gains (Losses)

There were no realized gains (losses) from loans for the three and nine months ended September 30, 2024 and 2023.

Net realized gain from derivative instruments was less than $0.1 million and $0.1 million, respectively, for the three and nine months ended September 30, 2024. There were no realized gains (losses) from derivative instruments for the same periods in 2023. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate.

Net change in unrealized loss from loans for the three months ended September 30, 2024 and 2023 was $2.3 million and $6.3 million, respectively. Net change in unrealized loss from loans for the nine months ended September 30, 2024 and 2023 was $17.9 million and $8.6 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the deterioration in certain portfolio companies' performance.

Net change in unrealized gain (loss) from derivative instruments for the three and nine months ended September 30, 2024 was less than $(0.1) million and $0.1 million, respectively. There were no unrealized gains (losses) from derivative instruments for the same periods in 2023. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended September 30, 2024 and 2023 was $11.5 million and $2.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended September 30, 2024 and 2023 was $114.89 and $25.52, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2024 and 2023 was $27.6 million and $16.7 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2024 and 2023 was $275.55 and $166.77, respectively.

Liquidity and Capital Resources – September 30, 2024 and December 31, 2023

    The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $336.0 million and $276.0 million as of September 30, 2024 and December 31, 2023, respectively. As of both September 30, 2024 and December 31, 2023, the Company had subscriptions for capital in the amount of $500.0 million, of which $375.0 million and $305.0 million had been called and received. As of September 30, 2024, $125.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $33.2 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the nine months ended September 30, 2024 and 2023 were as follows:

	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023
Net cash used in operating activities	$(19,313,975)	$(97,691,795)
Net cash provided by financing activities	31,757,597	112,958,920
Net increase in cash and cash equivalents	$12,443,622	$15,267,125

As of September 30, 2024 and December 31, 2023, 10.33% and 7.58%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

The Fund is a party to a loan and security agreement (as amended and restated from time to time) with ING Capital LLC acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of September 30, 2024, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2024, $176.5 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $171.7 million for the nine months ended September 30, 2024. Net loan amounts outstanding after amortization and valuation adjustments decreased by $26.7 million for the same period. Unexpired unfunded commitments totaled $111.3 million as of September 30, 2024.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2024	$724.0 million	$293.7 million	$430.3 million	$111.3 million
December 31, 2023	$552.3 million	$148.7 million	$403.6 million	$132.3 million

The unexpired unfunded commitments by portfolio company as of September 30, 2024 and December 31, 2023 are detailed in Note 10 to the financial statements included in this filing.

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

As of September 30, 2024, the Fund had a cash balance of $29.7 million and $190.0 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $125.0 million and recallable capital of $33.2 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2024, the Fund’s asset coverage ratio was 262%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2024, the outstanding debt balance was $176.5 million with a floating interest rate based on a daily 1-month Adjusted Term SOFR rate of 4.8457%, for which the Fund had derivative instruments in place with a ceiling of 5.30% on $100.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2024. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(593,485)	$(1,000,000)	$3,530,000	$1,936,516
(1.00)%	$(296,742)	$—	$1,765,000	$1,468,258
(0.50)%	$(148,371)	$—	$882,500	$734,129
0.50%	$148,371	$500,000	$(882,500)	$(234,129)
1.00%	$296,742	$1,000,000	$(1,765,000)	$(468,258)
2.00%	$593,485	$2,000,000	$(3,530,000)	$(936,516)

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

Changes in Internal Controls:

    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R.Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 13, 2024	Date:	November 13, 2024