Form 10-K
period 2024-12-31
WTI Fund X, Inc.
filed 2025-03-17
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 17, 2025, was 100,000.

Document Incorporated by Reference

Document Description		10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held	May 21, 2025	III

PART I.
ITEM 1.    BUSINESS
Introduction.
WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”). All of the issued and outstanding membership interests of the Manager were acquired by P10 Intermediate Holdings LLC, a Delaware limited liability company whose ultimate parent is P10, Inc., a Delaware corporation (together, “P10”) on October 13, 2022 (the “Transaction”). The management of day-to-day operations of the Manager remains substantially unchanged and continues to be directed by the Manager’s personnel following the closing of the Transaction. The Fund is a wholly-owned subsidiary of WTI Fund X, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund primarily provides debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e., a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing investment operations on October 1, 2021, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in October 2020. The Fund has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
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

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2024, the percentage of non-qualifying investments in the Fund was 19.7%.
BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets. Below is a general summary of Qualifying Assets in which the Fund may invest.
1. Securities issued in transactions not involving a public offering from issuers that are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the SEC may prescribe;
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
Equity Securities. The Fund may make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common or preferred stock of Venture-Backed Companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition. However, the Code and 1940 Act requirements could, in certain circumstances, compel the Fund to hold such securities for a longer period of time prior to their distribution to the Company.
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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2024, Special Situation Financings accounted for 5.4% of total commitments.
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

Leverage. The Fund has borrowed money and intends to continue borrowing money from, and could enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” On April 30, 2021, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%.
Temporary Investments. Pending investment, and until distributions to its shareholder are made, the Fund will invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.
Other Investment Policies. The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. The Fund will not underwrite the securities of other companies, except to the extent it may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of its business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors - General - Leverage.”
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
Until December 31, 2025, the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. The Manager shall be permitted to extend the commitment period by up to two (2) additional calendar quarters in its sole and absolute discretion. Following the end of the commitment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder’s adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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

Segment Information. The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund's chief operation decision maker (“CODM”), evaluate financial performance and allocate resources.
Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman	60
Chairman of the Fund since 2022. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors from 2011 to 2015 and served in various other positions with Westech Investment Advisors since 2001. Mr. Werdegar served as a Director of the Fund from 2021 to 2022 and is also a member of the board of directors, and Chairman of Venture Lending & Leasing IX, Inc. (“Fund IX”) and WTI Fund XI, Inc. (“Fund XI”).

Name and Position with Fund	Age	Occupation During Past Five Years
David R. Wanek, President, Chief Executive Officer, Director	52
Chief Executive Officer of the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2021. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors since 2022 and held other positions with Westech Investment Advisors since 2001. Mr. Wanek has served as a Director of the Fund since 2021. Mr. Wanek is the President and CEO of Fund IX, and Fund XI, and is a member of the board of directors of Fund XI.

Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	47	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors since 2021. Prior to joining Westech Investment Advisors, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte’s Northwest region Asset Management practice for the audit function. Mr. Thear is also the Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Fund IX and Fund XI.
Rodolfo Ruano, Vice President and Assistant Secretary	57
Vice President and Assistant Secretary for the Fund since 2021. Mr. Ruano has held the position of Vice President of Westech Investment Advisors since 2021, and has been an Investment Partner for Westech Investment Advisors since 2011. Mr. Ruano is also the Vice President and Assistant Secretary for Fund IX and Fund XI.

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
The Fund has a secured, syndicated loan facility with a borrowing availability of $250.0 million and the outstanding balance under the facility as of December 31, 2024 was $239.5 million.
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

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. The Fund cannot predict what, if any, actions may be taken with respect to such technologies or the impact such actions may have on portfolio companies or the Fund’s business and results of operations.
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

In addition, federal, state and foreign governments and agencies have adopted and could in the future adopt regulations covering issues such as user privacy. For example, in May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, will require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. If the Fund’s and/or its services providers’ or portfolio companies’ privacy or data security measures fail to comply with current or future laws and regulations, they may be subject to additional litigation, regulatory investigations or other liabilities that could result in financial loss, litigation, regulatory investigations and penalties, and other liabilities that could damage their reputation and adversely impact the Fund’s and/or its service providers’ or portfolio companies’ performance and financial condition.

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
INVESTMENT RISKS

International Investments. The Fund may invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest, political conflict (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, including tariffs, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. Similarly, war in the Middle East, or the outbreak of other hostilities or conflict in other regions, creates uncertainty as to impacts on global markets. Any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions or involved in conflict, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2024, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
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

Additionally, the U.S. government's credit and deficit concerns, any prolonged U.S. government shutdown, global economic uncertainties, global conflicts, and market volatility, could cause interest rates to be volatile, which may negatively impact the Fund's ability to access the debt markets and capital markets on favorable terms.

Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. marketplace is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; social and political circumstances in the U.S., the impact of global conflict, such as the Russia-Ukraine war and the conflicts in the Middle East; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.

Uncertainty About Presidential Administration Initiatives. There is significant uncertainty with respect to legislation, regulation and government policy at the U.S. federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Fund cannot predict the impact, if any, of these changes to its business, they could adversely affect the Fund’s business, financial condition, operating results and cash flows. Until the Fund knows what policy changes are made and how those changes impact its business and the business of its competitors over the long term, the Fund will not know if, overall, it will benefit from them or be negatively affected by them.

Inflation. High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity.

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

Changes to U.S. Trade Policy May Have a Negative Effect on the Global Economy and/or the Fund’s Portfolio Companies and, in Turn, Harm the Fund. Significant changes to U.S. trade policy, including changes to current legislation and trade agreements, issuance of executive orders and the imposition of tariffs can result in extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation, issuance of executive orders and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.
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

Proposed Tax Legislation Adversely Affecting the Managing Member and Affiliated Members. Congress has previously proposed legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes beyond the current requirements of Section 1061 (treating a carried interest as ordinary income unless the underlying entity has held such investment for more than three (3) years). Enactment of such legislation could adversely affect WTI Fund X GP, LLC, the Company's managing member (the “Managing Member”), affiliated members and others who benefit from carried interest, which could make it more difficult to incentivize, attract and retain individuals to perform services for the Company and the Fund. Any such developments could adversely affect the Fund’s investment returns allocable to the Members. It is unclear whether any proposed legislation, if enacted, would apply to the Managing Member or any affiliated members who benefit from carried interest.
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

Intercreditor Agreements. In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may therefore realize fewer proceeds. In addition, because the Fund and other funds managed by the Manager (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

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
The number of holders of record of the Fund’s common stock at March 17, 2025 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2024, the Fund had distributed $172.0 million to date to its sole shareholder, of which $91.9 million was in cash.
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

The Fund’s investment income is also expected to decline following the end of the Fund's commitment period on December 31, 2025. After the commitment period, the Fund may no longer make loan commitments to reinvest the proceeds of matured investments in new loans. Any proceeds will be distributed to the Company. The investment period may be extended by up to two calendar quarters at the discretion of the Manager.

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund's CODM, evaluate financial performance and allocate resources.
The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential slowdown in economic activity, the conflicts in the Middle East, the Ukraine War, and the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the impact of the new U.S. government administration and extreme weather patterns or natural disasters (such as the 2025 Southern California wildfires) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Results of Operations – For the Years Ended December 31, 2024, 2023 and 2022

For the most recent discussion on the results of operations for the year ending December 31, 2022, refer to the management discussion and analysis on the prior period annual report, Form 10-K, filed on March 15, 2024.

Analysis of Interest Income

Total investment income for the years ended December 31, 2024 and 2023 was $81.7 million and $59.2 million, respectively, which primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31, 2024				For the Year Ended December 31, 2023
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$393,562,154	$80,036,177	15.70%	4.64%	$328,826,756	$57,685,604	13.94%	3.60%
All Loans	$410,610,066	$80,293,421	15.11%	4.45%	$333,272,570	$57,685,604	13.76%	3.55%
Interest income for both performing loans and all loans increased by $22.4 million and $22.6 million, or 38.7% and 39.2%, respectively, for the year ended December 31, 2024 compared to the same period in 2023. The increase is primarily due to the increased growth in the Fund's loan portfolio and early loan payoffs. The average outstanding balance for performing loans and all loans increased by $64.7 million and $77.3 million, or 19.7% and 23.2%, respectively, for the year ended December 31, 2024 compared to the same period in 2023.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$178,615,385	$13,853,927	7.76%	$197,923,077	$15,118,486	7.64%
Interest expense decreased by $1.3 million, or 8.4%, for the year ended December 31, 2024 compared to the same period in 2023. Interest expense decreased primarily due to lower average debt outstanding which was partially offset by a higher weighted average interest rate.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the years ended December 31, 2024 and 2023:

	For the Year Ended	For the Year Ended	Change ($)
	December 31, 2024	December 31, 2023
Management fees	$7,781,250	$7,968,750	$(187,500)
Banking and professional fees	698,129	461,293	236,836
Other operating expenses	385,888	192,381	193,507
Total Operating Expense	$8,865,267	$8,622,424	$242,843

For the periods from January 1, 2024 through September 30, 2024 and from October 1, 2024 through December 31, 2024, Management Fees were calculated at 1.575% and 1.500% of the Company's committed capital, respectively. For the periods from January 1, 2023 through September 30, 2023 and October 1, 2023 through December 31, 2023, Management Fees were calculated at 1.600% and 1.575% of the Company's committed capital, respectively.

Banking and professional fees increased by less than $0.3 million for the year ended December 31, 2024 compared to the same period in 2023. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses increased by less than $0.2 million for the year ended December 31, 2024 compared to the same period in 2023. Other operating expenses included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the years ended December 31, 2024 and 2023 totaled $1.1 million and $1.7 million, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2024 and 2023 was $58.9 million and $35.4 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $15.1 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively. Realized losses consisted of loans that were written off.

Net realized gain from derivative instruments for the year ended December 31, 2024, was less than $0.1 million. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate. There was no realized gain from derivative instruments for the year ended December 31, 2023.

Net change in unrealized loss from loans for the years ended December 31, 2024 and 2023 was $12.3 million and $8.8 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net change in unrealized gain (loss) from derivative instruments was less than $0.1 million and $(0.1) million for the years ended December 31, 2024 and 2023, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes.

Net increase in net assets resulting from operations for the years ended December 31, 2024 and 2023 was $31.5 million and $25.3 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the years ended December 31, 2024 and 2023 was $315.13 and $253.17, respectively.

Liquidity and Capital Resources -- December 31, 2024 and 2023

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $336.0 million and $276.0 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had subscriptions for capital in the amount of $500.0 million, of which $375.0 million and $305.0 million had been called and received, respectively. As of December 31, 2024, $125.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $73.5 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the years ended December 31, 2024 and 2023 were as follows:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Net cash used in operating activities	$(39,365,204)	$(133,997,227)
Net cash provided by financing activities	47,380,596	141,710,920
Net increase in cash and cash equivalents	$8,015,392	$7,713,693

As of December 31, 2024 and 2023, 10.96% and 7.58%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, an Adjusted Term SOFR Loan or a Daily Compounded SOFR Loan (each as defined below). The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of December 31, 2024, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2024, $239.5 million was outstanding under the facility.

For the year ended December 31, 2024 and since the start of its investment operations in October 2021, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $228.7 million and $215.5 million for the years ended December 31, 2024 and 2023. Net loan amounts outstanding after amortization and valuation adjustments increased by $36.5 million for the year ended December 31, 2024 compared to the same period in 2023. Unexpired unfunded commitments totaled $101.4 million and $132.3 million as of December 31, 2024 and 2023.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2024	$781.0 million	$340.9 million	$440.1 million	$101.4 million
December 31, 2023	$552.3 million	$148.7 million	$403.6 million	$132.3 million

The unexpired unfunded commitments by portfolio company as of December 31, 2024 and 2023 are detailed in Note 10 to the financial statements included in this filing.

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

As of December 31, 2024, the Fund had a cash balance of $25.2 million and $189.9 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $125.0 million and recallable capital of $73.5 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2024, the Fund’s asset coverage ratio was 196%.
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

    The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2024, the outstanding debt balance was $239.5 million with a floating interest rate based on a daily 1-month Adjusted Term SOFR rate of 4.3325%, for which the Fund had derivative instruments in place in the form of interest rate collars with a weighted average floor and ceiling of 2.77% and 5.30%, respectively, on $100.0 million, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2024. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(504,920)	$(1,000,000)	$4,790,000	$3,285,080
(1.00)%	$(252,460)	$—	$2,395,000	$2,142,540
(0.50)%	$(126,230)	$—	$1,197,500	$1,071,270
0.50%	$126,230	$—	$(1,197,500)	$(1,071,270)
1.00%	$252,460	$1,000,000	$(2,395,000)	$(1,142,540)
2.00%	$504,920	$2,000,000	$(4,790,000)	$(2,285,080)

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
Management’s Annual Report on Internal Control over Financial Reporting
    Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Controls
    There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Annual Report on Form 10-K.

The information required by this item concerning the directors of the Fund and the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 21, 2025 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Four Directors of the Fund” and “Delinquent Section 16(a) Reports” is incorporated herein by reference.
The Fund has adopted a Code of Ethics that is applicable to all of its officers. A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

As of the date hereof, the Fund has not adopted any insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Fund’s securities by directors, officers and employees, or the Fund itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Fund. The Fund has not done so because the Fund’s shares are not publicly-traded and there is generally no market for the shares of the Fund. However, as discussed above, each of the Fund and the Manager has adopted a Code of Ethics which includes an insider trading policy that applies to the purchase or sale of securities of portfolio companies.
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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2024 and 2023
Statements of Operations for the years ended December 31, 2024, 2023 and 2022
Statements of Changes in Net Assets for the years ended December 31, 2024, 2023 and 2022
Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022
Schedules of Investments as of December 31, 2024 and 2023
Notes to Financial Statements
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
WTI Fund X, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 17, 2025		Date:	March 17, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ David R. Wanek	President, CEO & Director	March 17, 2025
David R. Wanek

By:	/S/ Spiro Constantine Lazarakis	Director	March 17, 2025
Spiro Constantine Lazarakis

By:	/S/ William Russell Miller	Director	March 17, 2025
William Russell Miller

By:	/S/ Georganne Perkins	Director	March 17, 2025
Georganne Perkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of WTI Fund X, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of WTI Fund X, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2024 and 2023, the related statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, the financial highlights for each of the four years then ended and the period from October 19, 2020, date of incorporation, through December 31, 2020, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the four years then ended and the period from October 19, 2020, date of incorporation, through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2024 and 2023, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2024, the Fund has nonmarketable investments in loans. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to a high degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

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

March 17, 2025

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

WTI FUND X, INC.
Statements of Assets and Liabilities
As of December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
ASSETS:
Loans, at estimated fair value
(amortized cost of $466,869,683 and $417,993,719 respectively)	$440,132,395	$403,600,113
Cash and cash equivalents	25,245,995	17,230,603
Dividend and interest receivables	6,678,186	5,867,057
Other assets	2,284,853	3,600,930
Total assets	474,341,429	430,298,703

LIABILITIES:
Borrowings under debt facility	239,500,000	197,500,000
Accrued management fees	1,875,000	1,968,750
Derivative liabilities	81,459	110,917
Accounts payable and other accrued liabilities	2,539,511	3,416,900
Total liabilities	243,995,970	202,996,567

NET ASSETS:	$230,345,459	$227,302,136

Analysis of Net Assets:

Capital paid in on shares of capital stock	$336,000,000	$276,000,000
Cumulative return of capital distributions	(77,592,923)	(32,950,470)
Total distributable losses	(28,061,618)	(15,747,394)
Net assets (equivalent to $2,303.45 and $2,273.02 per share based on 100,000 shares of capital stock outstanding - See Notes 5 and 12)	$230,345,459	$227,302,136

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$101,387,000	$132,250,000

See notes to financial statements.

WTI FUND X, INC.
Statements of Operations
For the Years Ended December 31, 2024, 2023 and 2022

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
INVESTMENT INCOME:
Interest on loans	$80,293,421	$57,685,604	$30,390,347
Other income	1,357,562	1,470,406	190,437
Total investment income	81,650,983	59,156,010	30,580,784

EXPENSES:
Management fees	7,781,250	7,968,750	7,906,250
Interest expense	13,853,927	15,118,486	5,742,704
Banking and professional fees	698,129	461,293	288,956
Other operating expenses	385,888	192,381	198,849
Total expenses	22,719,194	23,740,910	14,136,759
Net investment income	58,931,789	35,415,100	16,444,025

Net realized loss from loans	(15,127,668)	(1,235,300)	—
Net realized gain from derivative instruments	23,596	—	—
Net change in unrealized loss from loans	(12,343,682)	(8,752,200)	(5,641,406)
Net change in unrealized gain (loss) from derivative instruments	29,458	(110,917)	—
Net realized and change in unrealized loss from loans and derivative instruments	(27,418,296)	(10,098,417)	(5,641,406)
Net increase in net assets resulting from operations	$31,513,493	$25,316,683	$10,802,619

Amounts per common share:
Net increase in net assets resulting from operations per share	$315.13	$253.17	$108.03
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

WTI FUND X, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2024, 2023 and 2022

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2021	100,000	$100	$44,499,900	$(7,272,569)	$(1,242,870)	$35,984,561
Net increase in net assets resulting from operations	—	—	—	—	10,802,619	10,802,619
Distributions of income to shareholder	—	—	—	—	(16,444,025)	(16,444,025)
Return of capital to shareholder	—	—	—	(14,612,357)	—	(14,612,357)
Contributions from shareholder	—	—	98,000,000	—	—	98,000,000
Balance at December 31, 2022	100,000	$100	$142,499,900	$(21,884,926)	$(6,884,276)	$113,730,798

Net increase in net assets resulting from operations	—	—	—	—	25,316,683	25,316,683
Distributions of income to shareholder	—	—	—	—	(34,179,801)	(34,179,801)
Return of capital to shareholder	—	—	—	(11,065,544)	—	(11,065,544)
Contributions from shareholder	—	—	133,500,000	—	—	133,500,000
Balance at December 31, 2023	100,000	$100	$275,999,900	$(32,950,470)	$(15,747,394)	$227,302,136

Net increase in net assets resulting from operations	—	—	—	—	31,513,493	31,513,493
Distributions of income to shareholder	—	—	—	—	(43,827,717)	(43,827,717)
Return of capital to shareholder	—	—	—	(44,642,453)	—	(44,642,453)
Contributions from shareholder	—	—	60,000,000	—	—	60,000,000
Balance at December 31, 2024	100,000	$100	$335,999,900	$(77,592,923)	$(28,061,618)	$230,345,459

See notes to financial statements.

WTI FUND X, INC.
Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$31,513,493	$25,316,683	$10,802,619
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net realized loss from loans	15,127,668	1,235,300	—
Net realized gain from derivative instruments	(23,596)	—	—
Net change in unrealized loss from loans	12,343,682	8,752,200	5,641,406
Net change in unrealized (gain) loss from derivative instruments	(29,458)	110,917	—
Amortization of deferred costs related to debt facility expenses	442,147	438,235	430,409
Origination of loans	(228,738,000)	(215,500,000)	(254,044,145)
Principal payments on loans, net of accretion	159,062,245	68,769,072	54,109,298
Acquisition of equity securities	(28,155,047)	(19,855,058)	(17,263,287)
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(811,129)	(2,367,046)	(2,529,912)
Net (increase) decrease in other assets	873,930	(2,066,836)	(176,740)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(971,139)	1,169,306	1,638,577
Net cash used in operating activities	(39,365,204)	(133,997,227)	(201,391,775)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(54,643,000)	(23,748,000)	(13,500,000)
Contributions from shareholder	60,000,000	133,500,000	98,000,000
Borrowings under debt facility	114,500,000	96,000,000	199,000,000
Repayments of borrowings under debt facility	(72,500,000)	(64,000,000)	(88,000,000)
Payments received for derivative instruments	23,596	—	—
Payments of debt facility fees and costs	—	(41,080)	(250,000)
Net cash provided by financing activities	47,380,596	141,710,920	195,250,000
Net increase (decrease) in cash and cash equivalents	8,015,392	7,713,693	(6,141,775)

CASH AND CASH EQUIVALENTS:
Beginning of year	17,230,603	9,516,910	15,658,685
End of year	$25,245,995	$17,230,603	$9,516,910

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$13,509,384	$14,168,647	$4,620,153

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$33,827,170	$21,497,345	$17,556,382
Receipt of equity securities as repayment of loans	$5,672,123	$1,642,287	$293,095

See notes to financial statements.

WTI FUND X, INC.

Schedule of Investments

As of December 31, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$3,504,777	$3,517,914	$3,517,914	8/1/2026
	Mazen Animal Health Inc.		Senior Secured	14.3%		2,822,433	2,741,191	2,741,191	8/1/2026
	Ukko Inc.		Senior Secured	11.5%		2,107,295	2,051,686	2,051,686	5/1/2026
Biotechnology Total		3.6%				$8,434,505	$8,310,791	$8,310,791

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%	6.6%	$1,375,510	$1,396,868	$1,396,868	7/1/2027
	Canary Connect, Inc.		Senior Secured	12.0%	7.6%	3,624,490	3,673,139	3,673,139	7/1/2027
	Canary Connect, Inc. Subtotal					5,000,000	5,070,007	5,070,007
	Proto, Inc.		Senior Secured	12.8%		508,460	508,460	508,460	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		507,469	495,929	495,929	10/1/2025
	Proto, Inc. Subtotal					1,015,929	1,004,389	1,004,389
Computers & Storage Total		2.6%				$6,015,929	$6,074,396	$6,074,396

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$1,305,572	$912,688	$912,688	*
	Findigs, Inc.		Senior Secured	13.5%		3,500,000	3,318,090	3,318,090	7/1/2027
	Miami Labs, Inc.		Senior Secured	13.3%		5,877,795	5,626,861	5,626,861	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		532,509	513,976	513,976	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	*
	Realm Living, Inc.		Senior Secured	13.0%		2,426,507	2,367,937	2,367,937	5/1/2026
	Realm Living, Inc.		Senior Secured	12.5%		1,500,000	1,403,313	1,403,313	12/1/2027
	Realm Living, Inc. Subtotal					3,926,507	3,771,250	3,771,250
	RetailerX, Inc.		Senior Secured	11.0%		7,479,619	7,516,455	6,460,514	*
	Threedium Ltd. ** ^		Senior Secured	13.3%		1,000,000	815,345	815,345	12/1/2027
	Vinvesto, Inc.		Senior Secured	15.0%		153,163	153,163	153,163	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		152,975	145,097	145,097	5/1/2026
	Vinvesto, Inc. Subtotal					306,138	298,260	298,260
	Wildxyz, Inc.		Senior Secured	12.8%		2,000,000	1,987,232	1,987,232	9/1/2027
Internet Total		14.3%				$35,457,243	$33,895,108	$32,839,167

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,715,118	$1,635,072	$1,635,072	1/1/2027
	Gallant Pet, Inc.		Senior Secured	13.3%		1,875,000	1,644,971	1,644,971	5/1/2028
	Gallant Pet, Inc.		Senior Secured	14.0%		1,534,011	1,442,426	1,442,426	10/1/2026
	Gallant Pet, Inc. Subtotal					3,409,011	3,087,397	3,087,397
Medical Devices Total		2.1%				$5,124,129	$4,722,469	$4,722,469

Other Healthcare
	CarePoint, Inc. ** ^		Senior Secured	13.8%	5.0%	$672,950	$613,083	$328,349	7/1/2026
	Charlie Financial Inc.		Senior Secured	12.5%	3.9%	3,500,000	3,236,548	3,236,548	7/1/2028
	GoForward, Inc.		Senior Secured	11.5%		19,589,436	17,543,591	11,158,600	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Julie Products Inc.		Senior Secured	15.3%		237,698	234,650	234,650	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		264,681	261,019	261,019	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		366,753	358,529	358,529	9/1/2025
	Julie Products Inc. Subtotal					869,132	854,198	854,198
	KBS, Inc.		Senior Secured	14.0%		160,491	152,256	152,256	6/1/2026
	Modern Animal, Inc.		Senior Secured	12.8%		15,000,000	14,691,052	14,691,052	2/1/2028
	Modern Animal, Inc.		Senior Secured	12.8%		5,000,000	4,400,483	4,400,483	8/1/2027
	Modern Animal, Inc. Subtotal					20,000,000	19,091,535	19,091,535
	Open Inc.		Senior Secured	14.8%		273,217	270,883	270,883	3/1/2026
	Open Inc.		Senior Secured	13.5%		271,270	263,850	263,850	3/1/2026
	Open Inc. Subtotal					544,487	534,733	534,733
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		261,096	257,207	257,207	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		151,845	143,005	143,005	5/1/2026
Other Healthcare Total		15.5%				$45,749,437	$42,426,156	$35,756,431

Other Technology
	American Castanea PBC		Senior Secured	11.8%	6.7%	$250,000	$8,697	$8,697	12/1/2027
	ArroFi Inc.		Senior Secured	11.3%		1,421,657	1,389,168	1,389,168	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	548,094	*
	Badiani Limited ** ^		Senior Secured	13.8%		485,899	477,566	477,566	5/1/2027
	Badiani Limited ** ^		Senior Secured	13.8%		428,375	421,974	421,974	1/1/2027
	Badiani Limited ** ^		Senior Secured	13.5%		735,178	706,249	706,249	9/1/2026
	Badiani Limited ** ^ Subtotal					1,649,452	1,605,789	1,605,789
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,795,513	486,606	*
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,561	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,005,133	1,005,133	7/1/2028
	Cella Farms Inc.		Senior Secured	11.8%	2.0%	1,500,000	1,442,227	1,442,227	12/1/2027
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,781,445	*
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	1,033,864	1,033,864	5/1/2027
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	211,951	*
	Creoate Limited ** ^		Senior Secured	12.8%		465,000	413,287	413,287	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	485,000	474,917	474,917	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	550,000	539,088	539,088	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		648,000	639,797	639,797	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	592,000	578,965	578,965	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	633,000	622,172	622,172	10/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	480,474	480,474	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	740,000	726,600	726,600	11/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	974,464	892,765	892,765	8/1/2027
	Creoate Limited ** ^		Senior Secured	15.5%		444,128	437,777	437,777	2/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		136,025	134,790	134,790	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		327,018	319,831	319,831	12/1/2025
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	481,407	481,407	6/1/2028
	Creoate Limited ** ^ Subtotal					6,969,635	6,741,870	6,741,870
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,389,088	*
	Fanimal, Inc.		Senior Secured	11.8%		578,498	534,576	25,853	*
	Gold Words, LLC		Senior Secured	12.0%		750,000	724,141	724,141	12/1/2027
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		11,802,083	11,393,469	11,393,469	4/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Higher Ground Education, Inc.		Senior Secured	15.0%		9,581,519	6,465,572	6,465,572	5/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		4,931,594	3,597,693	3,597,693	6/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		4,792,196	4,792,196	4,792,196	5/1/2027
	Higher Ground Education, Inc. Subtotal					19,305,309	14,855,461	14,855,461
	Hint, Inc.		Senior Secured	13.8%		5,250,000	3,054,910	3,054,910	1/1/2028
	Hint, Inc.		Senior Secured	12.0%		1,527,606	1,479,004	1,479,004	5/1/2025
	Hint, Inc. Subtotal					6,777,606	4,533,914	4,533,914
	Holo, Inc.		Senior Secured	13.5%		242,433	89,505	89,505	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		1,608,875	1,576,699	1,576,699	3/1/2026
	Innventure LLC **		Senior Secured	13.5%		15,000,000	6,454,118	6,454,118	6/1/2028
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,006,125	991,613	991,613	11/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		5,456,748	5,091,451	5,091,451	6/1/2027
	Kibeam Learning, Inc.		Senior Secured	11.5%		231,496	228,325	228,325	6/1/2025
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,364,069	1,623,465	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		217,628	201,948	201,948	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		764,101	755,548	755,548	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					981,729	957,496	957,496
	Maker Wine Company		Senior Secured	11.8%		37,667	37,492	37,492	2/1/2025
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,891,228	3,559,669	4/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	2.9%	12,500,000	12,165,792	12,165,792	2/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	2.6%	10,000,000	9,682,720	9,682,720	2/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	3.5%	12,500,000	11,228,418	11,228,418	2/1/2027
	Merlin Labs, Inc. Subtotal					35,000,000	33,076,930	33,076,930
	NeoSensory, Inc.		Senior Secured	14.0%		750,000	525,381	525,381	7/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	25,000,000	23,465,060	23,465,060	10/1/2027
	Ocho Holdings Co.		Senior Secured	11.3%	44.1%	317,157	317,157	317,157	12/1/2024
	Overdrive Products Inc.		Senior Secured	13.5%		500,000	345,420	345,420	1/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	5,625,000	4,323,397	4,323,397	1/1/2028
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	944,471	908,556	*
	PlantBaby, Inc.		Senior Secured	12.0%		47,093	46,250	46,250	5/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		59,550	56,119	56,119	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		32,637	32,416	32,416	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		45,953	45,528	45,528	10/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		76,300	74,791	74,791	5/1/2026
	PlantBaby, Inc. Subtotal					261,533	255,104	255,104
	Platform Science, Inc.		Senior Secured	12.5%		2,530,661	2,451,050	2,451,050	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		2,697,095	2,676,222	2,676,222	3/1/2026
	Platform Science, Inc. Subtotal					5,227,756	5,127,272	5,127,272
	Reali Inc.		Senior Secured	12.5%		3,586,031	2,630,866	7,322	*
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	5,477,965	5,097,025	5,097,025	3/1/2027
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	4,000,000	3,888,870	3,888,870	8/1/2027
	Ripple Foods, PBC Subtotal					9,477,965	8,985,895	8,985,895
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	616,757	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,764,571	8,764,571	12/1/2027
	Runzy, Inc.		Senior Secured	14.4%		220,000	213,284	213,284	3/1/2028
	Scripta Insights, Inc.		Senior Secured	12.0%		299,051	296,895	296,895	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		74,796	74,541	74,541	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.5%		2,250,000	2,091,914	2,091,914	4/1/2028
	Scripta Insights, Inc. Subtotal					2,623,847	2,463,350	2,463,350

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	3,425,048	3,306,557	3,306,557	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	1,712,524	1,703,048	1,703,048	1/1/2027
	Sun Day Carwash, Inc. Subtotal					5,137,572	5,009,605	5,009,605
	Supplant, Inc. ** ^		Senior Secured	16.0%		415,527	410,093	410,093	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,341,684	1,306,881	1,306,881	7/1/2026
	Supplant, Inc. ** ^ Subtotal					1,757,211	1,716,974	1,716,974
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		445,279	439,569	439,569	8/1/2025
	TomoCredit, Inc.		Senior Secured	13.8%		2,830,918	2,742,205	2,742,205	4/1/2027
	TomoCredit, Inc.		Senior Secured	11.5%		331,656	326,875	326,875	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		331,703	331,703	331,703	6/1/2025
	TomoCredit, Inc. Subtotal					3,494,277	3,400,783	3,400,783
	Umbra Lab, Inc.		Senior Secured	13.5%		2,878,167	2,828,922	2,828,922	4/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		7,500,000	7,118,255	7,118,255	1/1/2028
	Umbra Lab, Inc.		Senior Secured	15.3%		4,619,331	4,508,555	4,508,555	10/1/2026
	Umbra Lab, Inc. Subtotal					14,997,498	14,455,732	14,455,732
	Virtuix Holdings, Inc.		Senior Secured	12.3%		166,629	165,055	165,055	9/1/2025
	World Wrapps II, Inc.		Senior Secured	12.5%	9.1%	600,000	491,137	491,137	7/1/2027
	World Wrapps II, Inc.		Senior Secured	12.5%	8.4%	400,000	410,046	410,046	7/1/2027
	World Wrapps II, Inc. Subtotal					1,000,000	901,183	901,183
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		2,933,530	2,867,300	2,867,300	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		4,757,352	4,704,217	4,704,217	10/1/2026
	Zimeno Inc. Subtotal					7,690,882	7,571,517	7,571,517
Other Technology Total		85.2%				$232,710,045	$205,677,980	$196,333,339
Security
	Axiado Corporation		Senior Secured	10.5%		$885,386	$864,939	$864,939	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		885,386	885,383	885,383	10/1/2025
	Axiado Corporation Subtotal					1,770,772	1,750,322	1,750,322
Security Total		0.8%				$1,770,772	$1,750,322	$1,750,322

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$4,818,142	$4,554,800	$4,554,800	12/1/2026
Semiconductors & Equipment Total		2.0%				$4,818,142	$4,554,800	$4,554,800

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,148,769	$1,103,285	$1,103,285	10/1/2026
	Actual Systems, Inc.		Senior Secured	12.0%		222,179	218,418	218,418	6/1/2025
	AI Netomi, Inc.		Senior Secured	12.0%		5,250,000	4,720,635	4,720,635	11/1/2027
	Auterion, Inc. ** ^		Senior Secured	12.5%		747,254	739,369	739,369	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		56,953	56,666	56,666	1/1/2025
	Blackcart, Inc. ** ^		Senior Secured	13.3%	6.4%	855,937	832,582	832,582	1/1/2027
	Bloomboard, Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,281,864	3,281,864	10/1/2027
	Bloomboard, Inc.		Senior Secured	12.0%	2.7%	1,500,000	1,505,424	1,505,424	10/1/2027
	Bloomboard, Inc. Subtotal					5,000,000	4,787,288	4,787,288
	BlueCart, Inc.		Senior Secured	14.1%		1,124,923	1,001,277	1,001,277	12/1/2026
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,500,000	1,404,561	1,404,561	12/1/2027
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		555,118	550,451	550,451	6/1/2025
	Bound Rates, Inc. ** ^ Subtotal					2,055,118	1,955,012	1,955,012

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

	Canopy Technology Corp.		Senior Secured	13.5%		610,420	595,815	595,815	11/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		547,212	541,475	541,475	3/1/2026
	Canopy Technology Corp. Subtotal					1,157,632	1,137,290	1,137,290
	Chowbus, Inc.		Senior Secured	12.0%		527,766	518,629	518,629	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		854,040	829,969	829,969	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		364,513	364,510	364,510	1/1/2027
	Common Sun, Inc Subtotal					1,218,553	1,194,479	1,194,479
	Eskalera, Inc.		Senior Secured	12.0%		1,128,083	1,103,259	792,024	10/1/2026
	Family First, Inc		Senior Secured	12.0%	7.4%	4,000,000	3,949,380	3,949,380	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		216,860	209,140	209,140	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		316,562	313,999	313,999	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		348,469	345,326	345,326	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		250,709	249,109	249,109	2/1/2026
	Form Remodel, Inc. Subtotal					1,132,600	1,117,574	1,117,574
	FutureProof Technologies, Inc.		Senior Secured	13.5%		640,496	617,606	617,606	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		243,895	240,305	240,305	4/1/2026
	HaystacksAI, Inc.		Senior Secured	12.3%		809,810	784,109	546,129	*
	Hoken Holdings Inc.		Senior Secured	13.0%		379,142	359,408	165,361	5/1/2026
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		6,521,957	6,319,245	6,319,245	4/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	2,000,000	1,971,719	1,971,719	6/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	2,655,832	2,565,527	2,565,527	2/1/2027
	Kolors, Inc. ** ^ Subtotal					4,655,832	4,537,246	4,537,246
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		9,718,837	8,971,126	8,971,126	8/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.5%		5,138,060	4,902,826	4,902,826	1/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.8%		4,000,000	3,737,175	3,737,175	7/1/2027
	Make Cents Technologies Inc. Subtotal					9,138,060	8,640,001	8,640,001
	Manifold Inc.		Senior Secured	12.0%	6.7%	2,250,000	2,057,924	2,057,924	5/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		7,500,000	7,499,996	7,499,996	9/1/2028
	Merlyn Mind, Inc.		Senior Secured	13.8%		9,147,845	8,846,569	8,846,569	3/1/2027
	Merlyn Mind, Inc.		Senior Secured	12.5%		7,500,000	5,825,423	5,825,423	8/1/2028
	Merlyn Mind, Inc. Subtotal					24,147,845	22,171,988	22,171,988
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,240,474	728,914	*
	NopSec Inc.		Senior Secured	12.0%		62,623	62,445	62,445	1/1/2025
	Parkoursc, Inc.		Senior Secured	13.0%		1,000,000	967,635	967,635	3/1/2028
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	2,115,555	2,058,726	2,058,726	10/1/2026
	Parkoursc, Inc.		Senior Secured	13.0%		1,000,000	915,823	915,823	10/1/2027
	Parkoursc, Inc. Subtotal					4,115,555	3,942,184	3,942,184
	Ratio Technologies, Inc.		Senior Secured	11.0%		128,333	112,710	112,710	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		848,283	839,947	839,947	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		306,717	303,661	303,661	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,283,333	1,256,318	1,256,318
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	2,861,081	2,827,837	2,827,837	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	2,861,081	2,682,749	2,682,749	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%		3,814,775	3,736,047	3,736,047	10/1/2027
	Safe Securities Inc. Subtotal					9,536,937	9,246,633	9,246,633
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		806,109	767,887	767,887	6/1/2026
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		1,074,963	1,057,139	1,057,139	1/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Scaleup Finance Group ApS ** ^ Subtotal					1,881,072	1,825,026	1,825,026
	Semsee Corp.		Senior Secured	14.3%	1.0%	2,572,677	2,453,800	2,453,800	1/1/2027
	Sonatus, Inc		Senior Secured	12.5%		2,164,061	2,121,794	2,121,794	12/1/2025
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*
	Truepic Inc.		Senior Secured	12.3%		750,000	578,988	578,988	12/1/2027
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,325,856	1,159,785	1,159,785	5/1/2027
	Vesta Housing, Inc.		Senior Secured	11.8%		748,772	722,566	722,566	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,068,217	2,068,217	3/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	1,500,000	1,469,520	1,469,520	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,201,113	2,201,113	5/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		748,772	739,470	739,470	6/1/2026
	Vesta Housing, Inc. Subtotal					7,497,544	7,200,886	7,200,886
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	5,025,000	4,648,783	4,648,783	11/1/2027
Software Total		49.5%				$127,055,938	$120,175,135	$114,036,837

Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$642,562	$606,638	$606,638	1/1/2027
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,653,534	3,653,534	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,240,472	3,240,472	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	11.8%		1,463,620	1,438,665	1,438,665	8/1/2025
	Klar Holdings Limited ** ^ Subtotal					8,963,620	8,332,671	8,332,671
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,372	1,762,104	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	699,654	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	3,000,000	2,736,588	2,736,588	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		393,526	328,865	90,000	*
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,122,151	1,084,616	1,084,616	6/1/2026
	Techspert.IO Limited ** ^		Senior Secured	14.8%		1,602,642	1,576,163	1,576,163	3/1/2027
	Techspert.IO Limited ** ^ Subtotal					2,724,793	2,660,779	2,660,779
Technology Services Total		7.3%				$21,874,097	$20,417,117	$16,888,434

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.9%	$2,000,000	$1,946,163	$1,946,163	7/1/2027
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.5%	750,000	682,392	682,392	1/1/2028
	Juvo Mobile, Inc. **		Senior Secured	15.5%		338,922	334,592	334,592	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.2%	750,000	729,593	729,593	1/1/2028
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,002,031	975,385	975,385	7/1/2026
	Juvo Mobile, Inc. ** Subtotal					4,840,953	4,668,125	4,668,125
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	2,000,000	2,013,086	2,013,086	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	5,000,000	4,891,186	4,891,186	6/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	8,000,000	7,293,012	7,293,012	12/1/2027
	Nextivity, Inc. Subtotal					15,000,000	14,197,284	14,197,284
Wireless Total		8.2%				$19,840,953	$18,865,409	$18,865,409

	Grand Total	191.1%				$508,851,190	$466,869,683	$440,132,395
`

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	10.9%	25,045,995	$25,045,995	$25,045,995
Total Cash Equivalents		10.9%	$25,045,995	$25,045,995	$25,045,995

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	$50,000,000	$(533)	$—	$(533)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	50,000,000	(80,926)	—	(80,926)
Total				$100,000,000	$(81,459)	$—	$(81,459)

* As of December 31, 2024, loans with a cost basis of $68.7 million and a fair value of $43.1 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2024, 19.7% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Schedule of Investments based on a most advantageous market and the estimates may include the use of significant unobservable inputs.

(e) The unrealized depreciation was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

As of December 31, 2024, all loans were made to non-affiliates.

See notes to financial statements.

(Intentionally left blank)

WTI FUND X, INC.

Schedule of Investments

As of December 31, 2023

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$5,000,000	$4,815,056	$4,815,056	8/1/2026
	Mazen Animal Health Inc.		Senior Secured	14.3%		4,000,000	3,816,533	3,816,533	8/1/2026
	Ukko Inc.		Senior Secured	11.5%		3,398,473	3,253,318	3,253,318	5/1/2026
Biotechnology Total		5.2%				$12,398,473	$11,884,907	$11,884,907

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%	6.6%	$1,375,510	$1,364,322	$1,364,322	7/1/2027
	Canary Connect, Inc.		Senior Secured	12.0%	7.6%	3,624,490	3,565,215	3,565,215	7/1/2027
	Canary Connect, Inc. Subtotal					5,000,000	4,929,537	4,929,537
	Proto, Inc.		Senior Secured	12.5%		1,049,740	1,001,516	1,001,516	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		1,050,540	1,050,539	1,050,539	10/1/2025
	Proto, Inc. Subtotal					2,100,280	2,052,055	2,052,055
Computers & Storage Total		3.1%				$7,100,280	$6,981,592	$6,981,592

Internet
	Ainsly, Inc. ** ^		Senior Secured	12.5%		$200,739	$153,231	$153,231	7/1/2025
	Ainsly, Inc. ** ^		Senior Secured	12.5%		133,826	133,821	133,821	7/1/2025
	Ainsly, Inc. ** ^ Subtotal					334,565	287,052	287,052
	D2C Store, Inc.		Senior Secured	10.0%		1,905,572	1,572,688	1,572,688	*
	Findigs, Inc.		Senior Secured	13.5%		3,500,000	3,214,747	3,214,747	7/1/2027
	Miami Labs, Inc.		Senior Secured	13.3%		7,500,000	7,162,069	7,162,069	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.0%		859,047	833,541	833,541	1/1/2025
	Pixalate, Inc.		Senior Secured	13.0%	2.5%	1,000,000	1,001,347	1,001,347	4/1/2027
	Pixalate, Inc.		Senior Secured	12.8%	2.5%	1,000,000	855,173	855,173	2/1/2027
	Pixalate, Inc. Subtotal					2,000,000	1,856,520	1,856,520
	Quantcast Corp.		Senior Secured	12.0%		12,500,000	11,779,146	11,779,146	7/1/2026
	Realm Living, Inc.		Senior Secured	13.0%		3,886,089	3,734,520	3,734,520	5/1/2026
	RenoFi, Inc.		Senior Secured	11.5%		988,490	929,802	929,802	7/1/2025
	RenoFi, Inc.		Senior Secured	11.5%		1,082,499	1,070,622	1,070,622	9/1/2025
	RenoFi, Inc. Subtotal					2,070,989	2,000,424	2,000,424
	RetailerX, Inc.		Senior Secured	11.0%		3,834,495	3,656,561	3,656,561	7/1/2026
	RetailerX, Inc.		Senior Secured	10.0%	100.0%	3,654,343	3,654,343	3,654,343	6/28/2024
	RetailerX, Inc. Subtotal					7,488,838	7,310,904	7,310,904
	Vinvesto, Inc.		Senior Secured	15.0%		243,054	243,054	243,054	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		243,033	223,116	223,116	5/1/2026
	Vinvesto, Inc. Subtotal					486,087	466,170	466,170
	Wildxyz, Inc.		Senior Secured	12.8%	4.7%	2,000,000	1,898,870	1,898,870	7/1/2026
Internet Total		18.6%				$44,531,187	$42,116,651	$42,116,651
Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$2,000,000	$1,849,886	$1,849,886	1/1/2027
	Gallant Pet, Inc.		Senior Secured	14.0%		2,000,000	1,810,178	1,810,178	10/1/2026
Medical Devices Total		1.6%				$4,000,000	$3,660,064	$3,660,064

Other Healthcare
	CarePoint, Inc. ** ^		Senior Secured	13.8%	5.0%	$1,000,000	$852,778	$852,778	7/1/2026
	GoForward, Inc.		Senior Secured	12.8%		20,000,000	18,027,726	18,027,726	10/1/2026
	Grayce, Inc.		Senior Secured	14.0%		664,671	631,909	631,909	2/1/2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Julie Products Inc.		Senior Secured	15.3%		375,000	366,817	366,817	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		375,000	366,153	366,153	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		802,628	764,447	764,447	9/1/2025
	Julie Products Inc. Subtotal					1,552,628	1,497,417	1,497,417
	KBS, Inc.		Senior Secured	14.0%		250,000	229,967	229,967	6/1/2026
	Minded, Inc.		Senior Secured	10.5%		1,357,150	1,142,275	—	*
	Open Inc.		Senior Secured	13.5%		457,247	436,107	436,107	3/1/2026
	Open Inc.		Senior Secured	14.8%		457,878	451,414	451,414	3/1/2026
	Open Inc. Subtotal					915,125	887,521	887,521
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		667,730	643,612	643,612	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		242,902	220,407	220,407	5/1/2026
Other Healthcare Total		10.1%				$26,650,206	$24,133,612	$22,991,337

Other Technology
	Airspeed, Inc.		Senior Secured	11.0%		$532,573	$505,660	$505,660	1/1/2026
	Airspeed, Inc.		Senior Secured	11.0%		625,000	625,000	625,000	7/1/2026
	Airspeed, Inc. Subtotal					1,157,573	1,130,660	1,130,660
	AL Services ** ^		Senior Secured	12.5%		330,763	307,345	307,345	7/1/2025
	ArroFi Inc.		Senior Secured	11.3%		2,354,587	2,265,319	2,265,319	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		1,282,604	1,203,696	1,203,696	1/1/2026
	Badiani Limited ** ^		Senior Secured	13.8%		500,000	487,832	487,832	1/1/2027
	Badiani Limited ** ^		Senior Secured	13.5%		1,000,000	937,115	937,115	9/1/2026
	Badiani Limited ** ^ Subtotal					1,500,000	1,424,947	1,424,947
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,795,513	449,191	*
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		1,291,713	1,239,031	1,239,031	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		646,138	637,335	637,335	10/1/2025
	Beekeeper's Naturals, Inc ** ^		Senior Secured	12.0%		645,892	637,825	637,825	10/1/2025
	Beekeeper's Naturals, Inc ** ^ Subtotal					2,583,743	2,514,191	2,514,191
	Bryte, Inc.		Senior Secured	10.0%		1,680,936	1,640,717	1,640,717	9/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,127,835	1,088,832	1,088,832	4/1/2025
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,630,476	1,602,801	1,602,801	4/1/2026
	Ceres Imaging, Inc. Subtotal					2,758,311	2,691,633	2,691,633
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Copia Global Inc. ** ^		Senior Secured	12.0%		7,699,044	7,542,825	7,542,825	1/1/2027
	CornerUp, Inc.		Senior Secured	15.0%		229,002	196,822	196,822	3/1/2026
	CornerUp, Inc.		Senior Secured	15.0%		236,122	232,070	232,070	4/1/2026
	CornerUp, Inc. Subtotal					465,124	428,892	428,892
	Creoate Limited ** ^		Senior Secured	15.5%		500,000	488,425	488,425	2/1/2027
	Creoate Limited ** ^		Senior Secured	11.8%		617,298	592,002	592,002	12/1/2025
	Creoate Limited ** ^		Senior Secured	14.0%		228,750	225,211	225,211	3/1/2026
	Creoate Limited ** ^ Subtotal					1,346,048	1,305,638	1,305,638
	Daybase, Inc.		Senior Secured	11.0%		1,265,000	1,129,983	—	*
	EasyKnock, Inc.		Senior Secured	11.5%		2,427,481	2,369,345	2,369,345	5/1/2026
	EasyKnock, Inc.		Senior Secured	11.5%		1,902,781	1,763,129	1,763,129	10/1/2025
	EasyKnock, Inc.		Senior Secured	11.5%		2,056,477	2,016,015	2,016,015	12/1/2025
	EasyKnock, Inc. Subtotal					6,386,739	6,148,489	6,148,489
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,729,692	1,696,603	1,696,603	8/1/2025
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		1,410,524	1,339,264	1,339,264	4/1/2025
	Eguana Technologies, Inc. ** ^ Subtotal					3,140,216	3,035,867	3,035,867

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Fanimal, Inc.		Senior Secured	11.8%		330,628	324,581	324,581	7/1/2026
	Fanimal, Inc.		Senior Secured	11.8%		375,000	364,987	364,987	7/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		250,000	244,279	244,279	3/1/2027
	Fanimal, Inc.		Senior Secured	11.8%		189,126	169,116	169,116	2/1/2026
	Fanimal, Inc. Subtotal					1,144,754	1,102,963	1,102,963
	Heading Health Inc.		Senior Secured	13.2%		1,065,032	981,214	793,209	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		12,500,000	11,799,593	11,799,593	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		9,872,884	5,199,021	5,199,021	5/1/2027
	Hint, Inc.		Senior Secured	12.0%		4,898,181	4,458,792	4,458,792	5/1/2025
	Holo, Inc.		Senior Secured	15.5%		486,194	472,810	472,810	5/1/2026
	Holo, Inc.		Senior Secured	13.5%		826,350	769,711	769,711	12/1/2025
	Holo, Inc. Subtotal					1,312,544	1,242,521	1,242,521
	Hyphen Technologies, Inc.		Senior Secured	11.5%		2,737,343	2,644,141	2,644,141	3/1/2026
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,982,991	1,927,316	1,927,316	11/1/2025
	Jiko Group, Inc.		Senior Secured	12.0%		985,378	971,851	971,851	9/1/2024
	Joy Memories, Inc		Senior Secured	12.0%		1,235,303	1,158,922	1,158,922	12/1/2025
	Joy Memories, Inc		Senior Secured	12.8%	1.5%	5,000,000	4,738,844	4,738,844	2/1/2027
	Joy Memories, Inc Subtotal					6,235,303	5,897,766	5,897,766
	Kibeam Learning, Inc.		Senior Secured	11.5%		656,577	633,002	633,002	6/1/2025
	Lacuna Technologies, Inc.		Senior Secured	12.0%		3,432,568	3,240,601	—	*
	LendTable Inc.		Senior Secured	14.8%		1,500,000	1,469,096	1,469,096	9/1/2026
	LendTable Inc.		Senior Secured	13.5%		1,828,989	1,751,544	1,751,544	3/1/2026
	LendTable Inc. Subtotal					3,328,989	3,220,640	3,220,640
	Literati, Inc.		Senior Secured	11.3%		6,548,474	6,397,107	6,397,107	3/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		411,295	357,702	357,702	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		1,000,000	981,817	981,817	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					1,411,295	1,339,519	1,339,519
	Maker Wine Company		Senior Secured	11.8%		248,887	243,291	243,291	2/1/2025
	Markai Holdings, LLC		Senior Secured	6.3%		868,452	814,588	49,543	*
	Mavenform, Inc.		Senior Secured	13.5%		4,000,000	3,739,033	3,739,033	4/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		4,327,530	4,251,939	4,251,939	12/1/2024
	Ocho Holdings Co.		Senior Secured	11.3%		482,259	499,616	499,616	12/1/2024
	Plant Prefab, Inc.		Senior Secured	12.4%		1,236,363	1,174,111	1,174,111	12/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		83,466	82,084	82,084	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		95,285	93,485	93,485	10/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		121,495	117,614	117,614	5/1/2026
	PlantBaby, Inc.		Senior Secured	13.8%		107,087	96,231	96,231	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		150,836	143,047	143,047	5/1/2025
	PlantBaby, Inc. Subtotal					558,169	532,461	532,461
	Platform Science, Inc.		Senior Secured	12.5%		4,421,154	4,179,690	4,179,690	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		4,567,377	4,506,939	4,506,939	3/1/2026
	Platform Science, Inc. Subtotal					8,988,531	8,686,629	8,686,629
	Reali Inc.		Senior Secured	12.5%		3,586,031	2,630,866	7,322	*
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	6,000,000	5,181,739	5,181,739	3/1/2027
	Rise Gardens, Inc.		Senior Secured	11.8%		500,000	491,113	343,183	10/1/2026
	Rise Gardens, Inc.		Senior Secured	11.8%		792,662	769,831	537,948	11/1/2025
	Rise Gardens, Inc. Subtotal					1,292,662	1,260,944	881,131
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,586,100	8,586,100	12/1/2027
	Runzy, Inc.		Senior Secured	14.5%		250,000	247,977	247,977	8/1/2027
	Runzy, Inc.		Senior Secured	14.3%		250,000	240,589	240,589	6/1/2027
	Runzy, Inc. Subtotal					500,000	488,566	488,566

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Scripta Insights, Inc.		Senior Secured	12.0%		1,127,995	1,101,197	1,101,197	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		282,123	278,940	278,940	4/1/2025
	Scripta Insights, Inc. Subtotal					1,410,118	1,380,137	1,380,137
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	14.0%		728,903	723,510	723,510	5/1/2026
	SISU Aesthetics Clinic, Inc. ** ^		Senior Secured	13.5%		943,438	912,621	912,621	4/1/2026
	SISU Aesthetics Clinic, Inc. ** ^ Subtotal					1,672,341	1,636,131	1,636,131
	State Affairs, Inc.		Senior Secured	14.0%		1,500,000	1,464,453	1,464,453	1/1/2027
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	977,932	977,932	11/1/2026
	State Affairs, Inc.		Senior Secured	13.8%		1,000,000	891,906	891,906	10/1/2026
	State Affairs, Inc. Subtotal					3,500,000	3,334,291	3,334,291
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,951,873	1,951,873	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	4,000,000	3,719,925	3,719,925	1/1/2027
	Sun Day Carwash, Inc. Subtotal					6,000,000	5,671,798	5,671,798
	Supplant, Inc. ** ^		Senior Secured	16.0%		500,000	489,453	489,453	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		2,000,000	1,917,423	1,917,423	7/1/2026
	Supplant, Inc. ** ^ Subtotal					2,500,000	2,406,876	2,406,876
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		1,048,969	1,018,428	1,018,428	8/1/2025
	TLNT Inc.		Senior Secured	15.3%		312,500	305,936	191,458	8/1/2026
	TLNT Inc.		Senior Secured	15.8%		312,500	304,453	190,530	2/1/2027
	TLNT Inc.		Senior Secured	14.3%		353,987	325,391	203,633	4/1/2026
	TLNT Inc.		Senior Secured	14.8%		118,039	115,911	72,539	4/1/2026
	TLNT Inc. Subtotal					1,097,026	1,051,691	658,160
	TomoCredit, Inc.		Senior Secured	11.5%		940,786	940,786	940,786	6/1/2025
	TomoCredit, Inc.		Senior Secured	13.8%		3,000,000	2,847,196	2,847,196	4/1/2027
	TomoCredit, Inc.		Senior Secured	11.5%		940,655	905,134	905,134	6/1/2025
	TomoCredit, Inc. Subtotal					4,881,441	4,693,116	4,693,116
	Umbra Lab, Inc.		Senior Secured	13.5%		4,717,188	4,583,466	4,583,466	4/1/2026
	Umbra Lab, Inc.		Senior Secured	15.3%		6,000,000	5,769,174	5,769,174	10/1/2026
	Umbra Lab, Inc. Subtotal					10,717,188	10,352,640	10,352,640
	Virtuix Holdings, Inc.		Senior Secured	12.3%		365,971	358,553	358,553	9/1/2025
	Wellth, Inc.		Senior Secured	12.0%		423,265	416,804	416,804	4/1/2025
	Wellth, Inc.		Senior Secured	12.0%		705,341	676,303	676,303	4/1/2025
	Wellth, Inc. Subtotal					1,128,606	1,093,107	1,093,107
	World Wrapps II, Inc.		Senior Secured	12.5%	9.1%	600,000	418,147	418,147	7/1/2027
	World Wrapps II, Inc.		Senior Secured	12.5%	8.4%	400,000	399,444	399,444	7/1/2027
	World Wrapps II, Inc. Subtotal					1,000,000	817,591	817,591
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	165,525	165,525	7/1/2025
	Zeno Technologies, Inc.		Senior Secured	10.0%		165,526	155,757	155,757	7/1/2025
	Zeno Technologies, Inc. Subtotal					331,052	321,282	321,282
	Zimeno Inc.		Senior Secured	11.5%		6,250,000	6,136,157	6,136,157	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		5,331,391	5,114,486	5,114,486	1/1/2026
	Zimeno Inc. Subtotal					11,581,391	11,250,643	11,250,643
Other Technology Total		70.0%				$183,494,039	$170,014,495	$159,031,085
Security
	Axiado Corporation		Senior Secured	10.5%		$1,849,112	$1,849,098	$1,849,098	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		1,849,112	1,762,565	1,762,565	10/1/2025
	Axiado Corporation Subtotal					3,698,224	3,611,663	3,611,663
	Lassen Peak, Inc.		Senior Secured	11.0%		109,199	107,258	107,258	8/1/2024
Security Total		1.6%				$3,807,423	$3,718,921	$3,718,921

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$5,152,734	$4,821,317	$4,821,317	3/1/2026
Semiconductors & Equipment Total		2.1%				$5,152,734	$4,821,317	$4,821,317

Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,500,000	$1,404,738	$1,404,738	10/1/2026
	Actual Systems, Inc.		Senior Secured	12.0%		628,655	600,880	600,880	6/1/2025
	Auterion, Inc. ** ^		Senior Secured	12.5%		2,390,325	2,317,261	2,317,261	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		697,965	674,305	674,305	1/1/2025
	Blackcart, Inc. ** ^		Senior Secured	13.3%	6.4%	1,000,000	937,915	937,915	1/1/2027
	BlueCart, Inc.		Senior Secured	12.5%		1,326,346	1,263,830	1,263,830	2/1/2026
	BlueCart, Inc.		Senior Secured	14.8%		221,804	216,774	216,774	2/1/2026
	BlueCart, Inc. Subtotal					1,548,150	1,480,604	1,480,604
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		1,570,704	1,535,913	1,535,913	6/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		916,006	899,683	899,683	3/1/2026
	Canopy Technology Corp.		Senior Secured	13.5%		1,194,573	1,139,433	1,139,433	11/1/2025
	Canopy Technology Corp. Subtotal					2,110,579	2,039,116	2,039,116
	Chowbus, Inc.		Senior Secured	12.0%		2,625,783	2,449,576	2,449,576	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		500,000	499,995	499,995	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		1,320,637	1,262,731	1,262,731	7/1/2026
	Common Sun, Inc Subtotal					1,820,637	1,762,726	1,762,726
	Eskalera, Inc.		Senior Secured	12.0%		1,481,557	1,428,773	1,428,773	10/1/2026
	Family First, Inc		Senior Secured	12.0%	7.4%	4,000,000	3,795,187	3,795,187	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		410,822	383,743	383,743	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	492,701	492,701	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		441,105	436,137	436,137	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		500,000	493,526	493,526	6/1/2026
	Form Remodel, Inc. Subtotal					1,851,927	1,806,107	1,806,107
	FutureProof Technologies, Inc.		Senior Secured	13.5%		1,000,000	943,769	943,769	6/1/2026
	Gladly Software, Inc.		Senior Secured	11.6%		24,716,004	23,649,871	23,649,871	12/1/2026
	Grokker, Inc.		Senior Secured	11.5%		403,473	393,586	393,586	4/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	426,099	426,099	1/1/2026
	HaystacksAI, Inc.		Senior Secured	11.0%		426,099	404,188	404,188	1/1/2026
	HaystacksAI, Inc. Subtotal					852,198	830,287	830,287
	Hdata, Inc.		Senior Secured	12.8%	2.5%	500,000	448,042	448,042	10/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		607,201	556,766	556,766	5/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	2,000,000	1,959,731	1,959,731	11/1/2026
	Ioogo Inc.		Senior Secured	13.5%	2.0%	3,000,000	2,827,101	2,827,101	9/1/2026
	Ioogo Inc. Subtotal					5,000,000	4,786,832	4,786,832
	Journey Builders, Inc.		Senior Secured	12.5%		942,299	901,246	901,246	8/1/2026
	Ketch Kloud, Inc.		Senior Secured	13.0%		7,000,000	6,739,524	6,739,524	10/1/2026
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	3,000,000	2,785,527	2,785,527	2/1/2027
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		10,000,000	8,698,661	8,698,661	2/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.5%		6,000,000	5,556,761	5,556,761	1/1/2027
	Merlyn Mind, Inc.		Senior Secured	13.8%		10,000,000	9,465,482	9,465,482	3/1/2027
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,318,612	1,348,980	509,952	*
	NopSec Inc.		Senior Secured	12.0%		767,446	752,670	752,670	1/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		380,556	367,489	367,489	10/1/2025
	Ocurate, Inc.		Senior Secured	11.5%		380,556	376,163	376,163	10/1/2025
	Ocurate, Inc. Subtotal					761,112	743,652	743,652

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Overalls, Inc.		Senior Secured	13.5%		471,719	442,548	442,548	4/1/2026
	Overalls, Inc.		Senior Secured	15.5%		236,209	236,209	236,209	4/1/2026
	Overalls, Inc. Subtotal					707,928	678,757	678,757
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	3,000,000	2,850,212	2,850,212	10/1/2026
	Ratio Technologies, Inc.		Senior Secured	11.0%		180,104	149,795	149,795	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		430,449	424,310	424,310	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		1,190,488	1,173,736	1,173,736	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,801,041	1,747,841	1,747,841
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,932,149	2,932,149	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	3,000,000	2,705,481	2,705,481	10/1/2027
	Safe Securities Inc. Subtotal					6,000,000	5,637,630	5,637,630
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		1,250,000	1,157,448	1,157,448	6/1/2026
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		1,250,000	1,216,529	1,216,529	1/1/2027
	Scaleup Finance Group ApS ** ^ Subtotal					2,500,000	2,373,977	2,373,977
	Semsee Corp.		Senior Secured	14.3%	1.0%	3,000,000	2,727,884	2,727,884	1/1/2027
	Sonatus, Inc		Senior Secured	12.5%		4,075,074	3,927,011	3,927,011	12/1/2025
	Sonatus, Inc		Senior Secured	12.5%		2,163,681	2,102,587	2,102,587	12/1/2024
	Sonatus, Inc Subtotal					6,238,755	6,029,598	6,029,598
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		676,801	650,923	650,923	6/1/2026
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,482,990	1,399,404	1,399,404	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,113,412	1,113,412	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		1,178,533	1,155,197	1,155,197	6/1/2026
	Vesta Housing, Inc. Subtotal					2,357,066	2,268,609	2,268,609
	WorkRails, Inc.		Senior Secured	12.0%		455,117	369,727	68,278	*
Software Total		51.2%				$124,314,325	$117,569,319	$116,428,842

Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$750,000	$682,643	$682,643	1/1/2027
	iLearningEngines Inc.		Senior Secured	13.0%		10,000,000	9,022,781	9,022,781	11/1/2026
	iLearningEngines Inc.		Senior Secured	11.5%		904,731	600,568	600,568	10/1/2024
	iLearningEngines Inc.		Senior Secured	11.5%		1,407,609	1,360,828	1,360,828	4/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		1,727,221	1,695,265	1,695,265	8/1/2025
	iLearningEngines Inc.		Senior Secured	11.5%		2,109,706	2,063,191	2,063,191	1/1/2026
	iLearningEngines Inc. Subtotal					16,149,267	14,742,633	14,742,633
	Klar Holdings Limited ** ^		Senior Secured	11.8%		3,455,849	3,323,072	3,323,072	8/1/2025
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,372	2,352,928	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		3,000,000	2,810,109	2,810,109	6/1/2026
	Surround Group, Inc.		Senior Secured	14.3%		943,965	896,488	896,488	4/1/2026
	Techspert.IO Limited ** ^		Senior Secured	14.8%		1,750,000	1,703,039	1,703,039	3/1/2027
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,750,000	1,657,848	1,657,848	6/1/2026
	Techspert.IO Limited ** ^ Subtotal					3,500,000	3,360,887	3,360,887
Technology Services Total		12.4%				$31,468,141	$29,296,204	$28,168,760

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Wireless
	Juvo Mobile, Inc. **		Senior Secured	15.5%		$500,000	$489,833	$489,833	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.9%	2,000,000	1,870,414	1,870,414	7/1/2027
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,500,000	1,436,390	1,436,390	7/1/2026
	Juvo Mobile, Inc. ** Subtotal					4,000,000	3,796,637	3,796,637
Wireless Total		1.7%				$4,000,000	$3,796,637	$3,796,637

	Grand Total	177.6%				$446,916,808	$417,993,719	$403,600,113

	Ticker Symbol	Percent of Net Assets	Number of shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	7.5%	17,030,603	$17,030,603	$17,030,603
Total Cash Equivalents		7.5%	17,030,603	$17,030,603	$17,030,603

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.6500% to be paid monthly	Zions Bancorporation, N.A.	12/31/2024	$50,000,000	$(31,439)	$—	$(31,439)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	50,000,000	(79,478)	—	(79,478)
Total				$100,000,000	$(110,917)	$—	$(110,917)

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Schedule of Investments based on a most advantageous market and the estimates may include the use of significant unobservable inputs.

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

Cash and Cash Equivalents
    Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings within, 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2024, the Fund held 25,045,995 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.35% and $200,000 in cash, which together represented 10.96% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, the Fund held 17,030,603 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.26%, and $200,000 in cash, which together represented 7.58% of the net assets of the Fund.

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

As of December 31, 2024 and 2023, the financial statements included nonmarketable investments of $440.1 million and $403.6 million, respectively, (or 92.8% and 93.8% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “most advantageous market”). Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

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

As of December 31, 2024 and 2023, loans with a cost basis of $68.7 million and $19.4 million and a fair value of $43.1 million and $5.8 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2024 and 2023, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

Derivative instruments are carried at fair value based on quotes obtained from banks, brokers and dealers and adjusted for counterparty risk and the optionality of the interest rate terms. The valuation of the derivative instruments also considers the future expected interest rates on the notional principal balance remaining which is comparable to what a prospective acquirer would pay on the measurement date. Valuation pricing models consider inputs such as forward rates, anticipated interest rate volatility relating to the reference rate, as well as time value and other factors underlying derivative instruments.

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

The interest rate collar instruments are contractually scheduled to terminate on December 31, 2025 and December 31, 2026.

Segment Reporting

    In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Fund adopted the amendment for its fiscal year beginning January 1, 2024 and concluded that the application of this guidance did not have any material impact on its financial statements. See Note 11 for more information on the effects of the adoption of ASU 2023-07.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2024 and 2023, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	Performing Loans		All Loans
	For the years ended		For the years ended
Performing Loans	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Weighted-Average Interest Rate - Cash	15.70%	13.94%	15.11%	13.76%
Weighted-Average Interest Rate - Non-Cash	4.64%	3.60%	4.45%	3.55%
Weighted-Average Interest Rate	20.34%	17.54%	19.56%	17.31%

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

All loans as of December 31, 2024 and 2023 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2024 and 2023, the Fund had unexpired unfunded commitments to borrowers of $101.4 million and $132.3 million, respectively.

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

There were no transfers in or out of Level 1, 2 or 3 during the year ended December 31, 2024 and 2023.

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

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market, as previously discussed, and the “asset recovery” method. The asset recovery method is leveraged once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of our loan.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2024 and 2023. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$8,310,791	Most advantageous market analysis	Most advantageous market coupon rate	16% - 18%	17%

Computers & Storage	6,074,396	Most advantageous market analysis	Most advantageous market coupon rate	15% - 16%	15%

Internet	32,839,167	Most advantageous market analysis	Most advantageous market coupon rate	17% - 27%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 95% ^

Medical Devices	4,722,469	Most advantageous market analysis	Most advantageous market coupon rate	20% - 21%	21%

Other Healthcare	35,756,431	Most advantageous market analysis	Most advantageous market coupon rate	16% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 50% ^

Other Technology	196,333,339	Most advantageous market analysis	Most advantageous market coupon rate	14% - 38%	21%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	1,750,322	Most advantageous market analysis	Most advantageous market coupon rate	13%*	13%

Semiconductors & Equipment	4,554,800	Most advantageous market analysis	Most advantageous market coupon rate	16% *	16%

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)
Software	114,036,837	Most advantageous market analysis	Most advantageous market coupon rate	13% - 30%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Technology Services	16,888,434	Most advantageous market analysis	Most advantageous market coupon rate	17% - 20%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Wireless	18,865,409	Most advantageous market analysis	Most advantageous market coupon rate	18% - 19%	19%

Total Loan Investments	$440,132,395

(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within this industry based on different potential future outcomes.
* There is only one loan within this industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2023	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$11,884,907	Most advantageous market analysis	Most advantageous market coupon rate	16% - 18%	17%

Computers & Storage	6,981,592	Most advantageous market analysis	Most advantageous market coupon rate	0% - 16%	15%

Internet	42,116,651	Most advantageous market analysis	Most advantageous market coupon rate	13% - 33%	17%
		Asset Recovery	Probability weighting of alternative outcomes	50%*

Medical Devices	3,660,064	Most advantageous market analysis	Most advantageous market coupon rate	20% - 21%	21%

Other Healthcare	22,991,337	Most advantageous market analysis	Most advantageous market coupon rate	17% - 28%	20%
		Asset Recovery	Probability weighting of alternative outcomes	100%*

Other Technology	159,031,085	Most advantageous market analysis	Most advantageous market coupon rate	13% - 74%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Security	3,718,921	Most advantageous market analysis	Most advantageous market coupon rate	13% - 16%	14%

Semiconductors & Equipment	4,821,317	Most advantageous market analysis	Most advantageous market coupon rate	*	18%

Software	116,428,842	Most advantageous market analysis	Most advantageous market coupon rate	13% -24% *	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 85% ^

Technology Services	28,168,760	Most advantageous market analysis	Most advantageous market coupon rate	16% - 22%	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 60% *

Wireless	3,796,637	Most advantageous market analysis	Most advantageous market coupon rate	*	17%

Total Loan Investments	$403,600,113

(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.
* There is only one loan within this industry that utilizes this valuation technique.

The following tables present the balances of assets and liabilities as of December 31, 2024 and 2023 measured at fair value on a recurring basis:

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$440,132,395	$440,132,395
Cash equivalents	25,045,995	—	—	25,045,995
Total assets	$25,045,995	$—	$440,132,395	$465,178,390

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	81,459	—	81,459
Total liabilities	$—	$81,459	$—	$81,459

† For a detailed listing of borrowers comprising this amount, please refer to the Schedule of Investments.

As of December 31, 2023
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$403,600,113	$403,600,113
Cash equivalents	17,030,603	—	—	17,030,603
Total assets	$17,030,603	$—	$403,600,113	$420,630,716

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	—	110,917	—	110,917
Total liabilities	$—	$110,917	$—	$110,917

† For a detailed listing of borrowers comprising this amount, please refer to the Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2024
	Loans	Warrants	Stock	Convertible Notes
Beginning balance	$403,600,113	$—	$—	$—
Acquisitions and originations	228,738,000	29,157,310	4,282,153	387,707
Principal payments on loans, net of accretion	(164,734,368)	—	—	—
Distributions to shareholder	—	(29,157,310)	(4,282,153)	(387,707)
Net realized loss from loans	(15,127,668)	—	—	—
Net change in unrealized loss from loans	(12,343,682)	—	—	—
Ending balance	$440,132,395	$—	$—	$—

Net change in unrealized loss from loans still held at December 31, 2024	$(19,316,566)

	For the Year Ended December 31, 2023
	Loans	Warrants	Stock
Beginning balance	$268,498,972	$—	$—
Acquisitions and originations	215,500,000	21,126,894	370,451
Principal payments on loans, net of accretion	(70,411,359)	—	—
Distributions to shareholder	—	(21,126,894)	(370,451)
Net realized loss from loans	(1,235,300)	—	—
Net change in unrealized loss from loans	(8,752,200)	—	—
Ending balance	$403,600,113	$—	$—

Net change in unrealized loss from loans still held at December 31, 2023	$(8,752,200)

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

5. CAPITAL STOCK

As of both December 31, 2024 and 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2024 and 2023, was $500.0 million. Total contributed capital to the Company as of December 31, 2024 and 2023 was $375.0 million and $305.0 million, respectively, of which $336.0 million and $276.0 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the twelve months ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash distributions	$54,643,000	$23,748,000	$13,500,000
Distributions of securities	33,827,170	21,497,345	17,556,382
Total distributions to shareholder	$88,470,170	$45,245,345	$31,056,382

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

On April 30, 2021, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of December 31, 2024 and 2023, the Fund’s asset coverage for borrowings was 196% and 214%, respectively.

The Fund is a party to a loan and security agreement (as amended and restated from time to time), the "Loan and Security Agreement" with ING Capital LLC acting as the administrative agent and other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

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

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of December 31, 2024, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

As of December 31, 2024, the Term SOFR rates were as follows:

1-month Term SOFR	4.33249%
3-month Term SOFR	4.30510%
6-month Term SOFR	4.25001%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of December 31, 2024 and 2023, the remaining unamortized fees and costs of $0.8 million and $1.3 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount of at least 20% of the aggregate principal balance of the outstanding borrowings ( the "Minimum Hedge Percentage"). The Fund is required to comply with this Minimum Hedge percentage only after the date on which the Subscription Secured Borrowings percentage is less than 25% of the Borrowing Base (See Note 8). As of December 31, 2024 and 2023, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of December 31, 2024:

	Amount	Maturity Date	Weighted Average All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$239,500,000	October 18, 2026	6.89466%
Total Outstanding	$239,500,000
(a) Inclusive of Applicable SOFR Margin of 0.11448% as of December 31, 2024 plus 2.26800% SOFR Adjustment.

The following is the summary of the outstanding facility draws as of December 31, 2023:

	Amount	Maturity Date	Weighted Average All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$197,500,000	October 18, 2026	7.66718%
Total Outstanding	$197,500,000
(a) Inclusive of Applicable SOFR Margin of 0.11448% as of December 31, 2023 plus 2.20000% SOFR Adjustment.

The carrying value of the borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of December 31, 2024 and 2023, $239.5 million and $197.5 million, respectively, was outstanding under the facility.

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

For the periods from January 1, 2024 through September 30, 2024 and from October 1, 2024 through December 31, 2024, Management Fees were calculated at 1.575% and 1.500% of the Company's committed capital, respectively. For the periods from January 1, 2023 through September 30, 2023 and from October 1, 2023 through December 31, 2023, Management Fees were calculated at 1.600% and 1.575% of the Company's committed capital, respectively. Management Fees of $7.8 million and $8.0 million were recognized as expenses for the years ended December 31, 2024 and 2023.

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
Transactions with Venture Lending & Leasing IX, Inc. (“Fund IX”)
The Manager also serves as the investment manager for Fund IX. So long as Fund IX had capital available to invest in loan transactions with final maturities earlier than December 31, 2028 (the date on which Fund IX’s term of existence automatically expires), the Fund was able to invest in each portfolio company in which Fund IX invested, subject to approval of the Fund's Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund IX over time and, subject to the respective funds' board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors. The Fund co-invested with Fund IX through December 31, 2023, which was the end of Fund IX’s investment period.
Transactions with WTI Fund XI, Inc. (“Fund XI”)
The Manager also serves as the investment manager for Fund XI. So long as Fund XI has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which the Fund's term of existence automatically expires), the Fund may invest in each portfolio company in which Fund XI invests, subject to approval of the Fund’s Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund XI over time and, subject to the respective funds' board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

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

Intercreditor Agreements
In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may therefore realize fewer proceeds. In addition, because the Fund and other funds managed by the Manager (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

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

The Fund entered into interest rate collar transactions with Zions Bancorporation, N.A. dba California Bank & Trust. Certain information related to the Fund's interest rate collar contracts is presented below:

Counterparties	Effective Date	Notional Amount	Cap	Floor	Index	Maturity Date
Zions Bancorporation, N.A.	12/29/2023	$50,000,000	5.30%	2.30%	1 mo.USD-SOFR CME Term	12/31/2025
Zions Bancorporation, N.A.	12/31/2024	$50,000,000	5.30%	3.24%	1 mo.USD-SOFR CME Term	12/31/2026

The interest rate collar mitigates the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the SOFR rate falls below the established floor rate, and the counterparty will pay the Fund if the SOFR rate exceeds the established cap rate. The interest rate collar settles monthly.

The following table shows the Fund's derivative instruments at fair value on the Fund's Statements of Assets and Liabilities as of December 31, 2024 and 2023:

	Derivative Liabilities
Derivative Instruments	December 31, 2024	December 31, 2023
Interest rate collar	$81,459	$110,917

During the year ended December 31, 2024, an interest rate collar contract with a notional amount of $50.0 million expired.

The following table shows the effect of the Fund's derivative instruments on the Fund's Statements of Operations:

		For the Year Ended
Derivative Instruments	Statements of Operations Caption	December 31, 2024	December 31, 2023
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$29,458	$(110,917)
	Net realized gain from derivative instruments	$23,596	$—

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of December 31, 2024 and 2023:

	As of December 31, 2024
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(81,459)	$—	$—	$—	$(81,459)
Total	$(81,459)	$—	$—	$—	$(81,459)

	As of December 31, 2023
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(110,917)	$—	$—	$—	$(110,917)
Total	$(110,917)	$—	$—	$—	$(110,917)

(1) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty.
There were no derivative assets as of either December 31, 2024 or 2023.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2024, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedules of Investments and Statements of Assets and Liabilities as of December 31, 2024 and 2023:

	As of December 31, 2024
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$466,869,683	$—	$(26,737,288)	$(26,737,288)
Total	$466,869,683	$—	$(26,737,288)	$(26,737,288)

	As of December 31, 2024
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(81,459)	$(81,459)
Total	$—	$—	$(81,459)	$(81,459)

	As of December 31, 2023
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$417,993,719	$—	$(14,393,606)	$(14,393,606)
Total	$417,993,719	$—	$(14,393,606)	$(14,393,606)

	As of December 31, 2023
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(110,917)	$(110,917)
Total	$—	$—	$(110,917)	$(110,917)

There was no unrealized appreciation relating to derivative assets as of either December 31, 2024 or 2023.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP. These book/tax differences are either temporary or permanent in nature. To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise. Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses. These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2024 and 2023, there were no book reclassification of dividends and distributions and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the years ended December 31, 2024 and 2023, the tax character of distributions paid was ordinary income in the amount of $43.8 million and $34.2 million, and return of capital of $44.6 million and $11.1 million, respectively.

As of December 31, 2024 and 2023, the components of total distributions on a tax basis were as follows:

	As of December 31, 2024	As of December 31, 2023
Accumulated capital losses	$(16,339,371)	$—
Other temporary differences	(1,190,837)	(1,208,182)
Distributions in excess of net investment income	(61,305,586)	(32,985,159)
Net unrealized depreciation	(26,818,747)	(14,504,523)
Total distributions	$(105,654,541)	$(48,697,864)

As of December 31, 2024, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2024 and 2023, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of December 31, 2024 and 2023, the Fund’s unexpired unfunded commitments to borrowers totaled $101.4 million and $132.3 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of December 31, 2024 and 2023:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
AI Netomi, Inc.	Software	$2,250,000	01/31/25
American Castanea PBC	Other Technology	1,750,000	04/30/25
Carbon Ridge, Inc.	Other Technology	1,125,000	04/01/25
Charlie Financial Inc.	Other Healthcare	3,500,000	03/31/25
Creoate Limited	Other Technology	1,662,000	05/31/25
Gallant Pet, Inc.	Medical Devices	1,125,000	02/28/25
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Gold Words, LLC	Other Technology	375,000	06/30/25
Innventure LLC	Other Technology	22,500,000	01/31/25
Klar Holdings Limited	Technology Services	7,500,000	07/31/25
Manifold Inc.	Software	750,000	12/31/25
Modern Animal, Inc.	Other Healthcare	10,000,000	01/31/25
Overdrive Products Inc.	Other Technology	1,500,000	03/31/25

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
Owlet Baby Care, Inc.	Other Technology	5,625,000	08/15/25
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Scripta Insights, Inc.	Other Technology	750,000	03/31/25
SkySQL, Inc.	Software	750,000	07/31/25
Threedium , Inc.	Internet	1,750,000	07/31/25
Truepic Inc.	Software	3,000,000	01/03/25
ZeroCater, Inc.	Software	2,475,000	01/31/25
Total		$101,387,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2023	Expiration Date
2045 Studio, Inc.	Technology Services	$750,000	03/15/24
Badiani Limited	Other Technology	500,000	01/31/24
Charlie Financial Inc.	Other Healthcare	7,000,000	03/31/25
Findigs, Inc.	Internet	3,500,000	07/15/24
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Hdata, Inc.	Software	500,000	04/30/24
High Definition Vehicle Insurance, Inc.	Other Technology	2,500,000	07/15/24
Higher Ground Education, Inc.	Other Technology	5,000,000	01/31/24
Kolors, Inc.	Software	2,000,000	04/30/24
Kushki Group Holdings Ltd.	Software	10,000,000	06/30/24
Make Cents Technologies Inc.	Software	10,000,000	03/31/24
Modern Animal, Inc.	Other Healthcare	30,000,000	01/31/25
Ripple Foods, PBC	Other Technology	4,000,000	04/30/24
Runzy, Inc.	Other Technology	500,000	07/31/24
Safe Securities Inc.	Software	4,000,000	06/30/24
Semsee Corp.	Software	2,000,000	03/01/24
Swiftly Systems, Inc.	Software	20,000,000	12/31/24
Total		$132,250,000

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

11. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The CODM is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Statement of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Statement of Operations.

12. FINANCIAL HIGHLIGHTS

    U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2024, 2023, 2022, 2021 and the period ended December 31, 2020.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

    The ratios of expenses and net investment income (loss) to average net assets for the period from October 19, 2020, date of incorporation, through December 31, 2020, are not annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the period. The annualizing of these ratios would not be meaningful given the short duration of this period. For the years ended December 31, 2024, 2023, 2022 and 2021, the ratio of expenses and net investment income (loss) to average net assets, calculated below, are computed based upon the aggregate weighted average net assets of the Fund for the period presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

    Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the period presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021	For the Period Ended December 31, 2020 *

Total return	12.72%	17.07%	15.36%	(1,156.27%)	(1.59)%**

Per share amounts:
Net asset value, beginning of year/period	$2,273.02	$1,137.31	$359.85	$0.25	$—
Net investment income (loss)	589.32	354.15	164.44	(12.42)	0.00
Net realized and change in unrealized loss from loans and derivative instruments	(274.19)	(100.98)	(56.41)	—	—
Net increase (decrease) in net assets resulting from operations	315.13	253.17	108.03	(12.42)	—
Distributions of income to shareholder	(438.28)	(341.80)	(146.13)	(72.73)	—
Return of capital to shareholder	(446.42)	(110.66)	(164.44)	—	—
Contributions from shareholder	600.00	1,335.00	980.00	444.75	0.25
Net asset value, end of year/period	$2,303.45	$2,273.02	$1,137.31	$359.85	$0.25
Net assets, end of year/period	$230,345,459	$227,302,136	$113,730,798	$35,984,561	$24,603

Ratios to average net assets:
Expenses	8.59%	14.76%	18.83%	33.03%	6.35%
Net investment income (loss)	22.28%	22.02%	21.90%	(15.21%)	(6.35%)
Portfolio turnover rate	—%	—%	—%	—%	—%
Average debt outstanding	$178,615,385	$197,923,077	$111,269,231	$22,250,000 ^	$—

* From October 19, 2020, date of incorporation, through December 31, 2020, the Fund had not commenced investment operations.
** These ratios reflect the organizational costs for the formation of the Fund.
^ The average debt outstanding is for the period from the establishment of the debt facility, October 26, 2021, through December 31, 2021.

13. SUBSEQUENT EVENTS

    Management evaluated subsequent events through the date of this Annual Report on Form 10-K and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.