Form 10-Q
period 2025-03-31
WTI Fund X, Inc.
filed 2025-05-14
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2025
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2025 and December 31, 2024

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2025 and 2024

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2025 and 2024

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2025 and 2024

Condensed Schedules of Investments (Unaudited)
As of March 31, 2025 and December 31, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31, 2025	December 31, 2024
ASSETS
Loans, at estimated fair value
(cost of $486,797,434 and $466,869,683, respectively)	$452,389,465	$440,132,395
Cash and cash equivalents	13,991,316	25,245,995
Dividend and interest receivables	6,350,059	6,678,186
Other assets	1,228,169	2,284,853
Total assets	473,959,009	474,341,429

LIABILITIES
Borrowings under debt facility	227,500,000	239,500,000
Accrued management fees	1,875,000	1,875,000
Derivative liability	181,633	81,459
Accounts payable and other accrued liabilities	2,655,629	2,539,511
Total liabilities	232,212,262	243,995,970

NET ASSETS	$241,746,747	$230,345,459

Analysis of Net Assets:

Capital paid in on shares of capital stock	$358,000,000	$336,000,000
Cumulative return of capital distributions	(80,420,780)	(77,592,923)
Total distributable losses	(35,832,473)	(28,061,618)
Net assets (equivalent to $2,417.47 and $2,303.45 per share based on 100,000 shares of capital stock outstanding - See Notes 5 and 12)	$241,746,747	$230,345,459

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$72,750,000	$101,387,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

INVESTMENT INCOME:
Interest on loans	$16,780,844	$17,818,938
Other income	230,900	192,658
Total investment income	17,011,744	18,011,596

EXPENSES:
Management fees	1,875,000	1,968,750
Interest expense	4,039,808	3,881,100
Banking and professional fees	320,084	195,100
Other operating expenses	40,332	58,259
Total expenses	6,275,224	6,103,209
Net investment income	10,736,520	11,908,387

Net realized gain from derivative instruments	—	9,871
Net change in unrealized loss from loans	(7,670,681)	(2,628,337)
Net change in unrealized gain (loss) from derivative instruments	(100,174)	174,139
Net realized gain and change in unrealized loss from loans and derivative instruments	(7,770,855)	(2,444,327)
Net increase in net assets resulting from operations	$2,965,665	$9,464,060

Amounts per common share:
Net increase in net assets resulting from operations per share	$29.66	$94.64
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2023	100,000	$100	$275,999,900	$(32,950,470)	$(15,747,394)	$227,302,136
Net increase in net assets resulting from operations	—	—	—	—	9,464,060	9,464,060
Distributions of income to shareholder	—	—	—	—	(6,047,501)	(6,047,501)
Balance at March 31, 2024	100,000	$100	$275,999,900	$(32,950,470)	$(12,330,835)	$230,718,695

Balance at December 31, 2024	100,000	$100	$335,999,900	$(77,592,923)	$(28,061,618)	$230,345,459
Net increase in net assets resulting from operations	—	—	—	—	2,965,665	2,965,665
Distributions of income to shareholder	—	—	—	—	(10,736,520)	(10,736,520)
Return of capital to shareholder	—	—	—	(2,827,857)	—	(2,827,857)
Contributions from shareholder	—	—	22,000,000	—	—	22,000,000
Balance at March 31, 2025	100,000	$100	$357,999,900	$(80,420,780)	$(35,832,473)	$241,746,747

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$2,965,665	$9,464,060
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) from derivative instruments	—	(9,871)
Net change in unrealized loss from loans	7,670,681	2,628,337
Net change in unrealized (gain) loss from derivative instruments	100,174	(174,139)
Amortization of deferred costs related to debt facility	110,537	110,537
Origination of loans	(48,412,000)	(18,883,000)
Principal payments on loans, net of accretion	27,248,265	23,933,046
Acquisition of equity securities	(5,628,393)	(2,275,605)
Changes in operating assets and liabilities:
Net decrease in dividend and interest receivables	328,127	31,174
Net decrease in other assets	946,147	1,113,972
Net increase in accounts payable, other accrued liabilities and accrued management fees	116,118	776,037
Net cash provided by (used in) operating activities	(14,554,679)	16,714,548

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(6,700,000)	(3,266,000)
Contributions from shareholder	22,000,000	—
Borrowings under debt facility	7,000,000	—
Repayments of borrowings under debt facility	(19,000,000)	(9,500,000)
Payments received for derivative instruments	—	9,871
Net cash provided by (used in) financing activities	3,300,000	(12,756,129)

Net increase (decrease) in cash and cash equivalents	(11,254,679)	3,958,419

CASH AND CASH EQUIVALENTS:
Beginning of period	25,245,995	17,230,603
End of period	$13,991,316	$21,189,022

SUPPLEMENTAL DISCLOSURES:

CASH PAID DURING THE PERIOD:
Interest - Debt facility	$3,917,528	$3,824,187
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$6,864,377	$2,781,501
Receipt of equity securities as repayment of loans	$1,235,984	$505,896

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$3,023,625	$3,077,569	$3,077,569	8/1/2026
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	7,500,000	6,846,192	6,846,192	7/1/2028
	Biolojic Design Ltd. ** ^ Subtotal					10,523,625	9,923,761	9,923,761
	Mazen Animal Health Inc.		Senior Secured	14.3%		2,926,671	2,845,429	2,845,429	*
	Ukko Inc. ** ^		Senior Secured	11.5%		1,759,491	1,720,299	1,720,299	5/1/2026
Biotechnology Total		6.0%				$15,209,787	$14,489,489	$14,489,489

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$5,000,000	$5,134,605	$5,134,605	*
	Proto, Inc.		Senior Secured	13.0%	17.8%	750,000	635,798	635,798	7/1/2028
	Proto, Inc.		Senior Secured	12.5%		360,657	354,589	354,589	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		361,469	361,468	361,468	10/1/2025
	Proto, Inc. Subtotal					1,472,126	1,351,855	1,351,855
Computers & Storage Total		2.7%				$6,472,126	$6,486,460	$6,486,460

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$1,009,835	$362,688	$362,688	1/1/2027
	Findigs, Inc.		Senior Secured	13.5%		3,299,657	3,146,315	3,146,315	7/1/2027
	Giant Labs, Inc.		Senior Secured	12.8%		2,000,000	2,008,041	2,008,041	9/1/2027
	Miami Labs, Inc.		Senior Secured	13.3%		5,531,584	5,349,262	5,349,262	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		241,457	229,018	229,018	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	*
	Realm Living, Inc.		Senior Secured	12.7%		3,796,426	3,668,535	3,668,535	12/1/2027
	RetailerX, Inc.		Senior Secured	11.0%		7,479,619	7,505,343	6,449,402	*
	Threedium , Inc. ** ^		Senior Secured	13.3%		1,000,000	835,905	835,905	12/1/2027
	Vinvesto, Inc.		Senior Secured	14.8%		128,206	122,610	122,610	5/1/2026
	Vinvesto, Inc.		Senior Secured	15.0%		128,399	128,399	128,399	5/1/2026
	Vinvesto, Inc. Subtotal					256,605	251,009	251,009
Internet Total		13.0%				$34,144,286	$32,491,067	$31,435,126

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,534,636	$1,470,432	$1,470,432	1/1/2027
	Gallant Pet, Inc.		Senior Secured	13.3%		1,875,000	1,665,686	1,665,686	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		1,125,000	1,124,998	1,124,998	5/1/2028
	Gallant Pet, Inc.		Senior Secured	14.0%		1,346,840	1,275,853	1,275,853	10/1/2026
	Gallant Pet, Inc. Subtotal					4,346,840	4,066,537	4,066,537
Medical Devices Total		2.3%				$5,881,476	$5,536,969	$5,536,969

Other Healthcare
	CarePoint ** ^		Senior Secured	13.8%		$776,911	$733,115	$418,814	7/1/2026
	Charlie Financial Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,415,511	3,415,511	7/1/2028
	Charlie Financial Inc.		Senior Secured	12.5%	3.9%	3,500,000	3,268,182	3,268,182	7/1/2028
	Charlie Financial Inc. Subtotal					7,000,000	6,683,693	6,683,693
	GoForward, Inc.		Senior Secured	11.5%		19,704,935	17,659,091	6,800,392	*
	Julie Products Inc.		Senior Secured	13.0%		248,397	244,425	244,425	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		196,661	194,557	194,557	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		224,710	222,058	222,058	6/1/2026
	Julie Products Inc. Subtotal					669,768	661,040	661,040

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	KBS, Inc.		Senior Secured	14.0%		135,984	130,013	130,013	6/1/2026
	Lark Technologies, Inc.		Senior Secured	13.5%		11,250,000	8,375,977	8,375,977	4/1/2028
	Modern Animal, Inc.		Senior Secured	12.8%		4,853,752	4,341,875	4,341,875	8/1/2027
	Modern Animal, Inc.		Senior Secured	12.8%		15,000,000	14,724,847	14,724,847	2/1/2028
	Modern Animal, Inc. Subtotal					19,853,752	19,066,722	19,066,722
	Open Inc.		Senior Secured	14.8%		222,452	220,999	220,999	3/1/2026
	Open Inc.		Senior Secured	13.5%		220,549	215,573	215,573	3/1/2026
	Open Inc. Subtotal					443,001	436,572	436,572
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		151,410	149,975	149,975	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		127,040	120,770	120,770	5/1/2026
Other Healthcare Total		17.7%				$60,112,801	$54,016,968	$42,843,968

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$562,500	$474,953	$474,953	10/1/2028
	American Castanea PBC		Senior Secured	11.8%	6.7%	575,000	569,557	569,557	10/1/2028
	American Castanea PBC		Senior Secured	11.8%	6.7%	250,000	12,838	12,838	12/1/2027
	American Castanea PBC Subtotal					825,000	582,395	582,395
	ArroFi Inc.		Senior Secured	11.3%		1,170,802	1,148,483	1,148,483	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	548,094	*
	Badiani Limited ** ^		Senior Secured	13.6%		1,719,107	1,678,579	1,530,265	*
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,795,513	486,606	*
	Belong, Inc.		Senior Secured	13.5%		1,500,000	954,457	954,457	3/1/2029
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,561	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,015,867	1,015,867	7/1/2028
	Cella Farms Inc.		Senior Secured	11.8%	2.0%	1,500,000	1,452,208	1,452,208	12/1/2027
	Ceres Imaging, Inc.		Senior Secured	12.0%		1,375,000	1,235,782	1,235,782	*
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	917,468	917,468	2/1/2028
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,249	106,206	*
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	482,003	482,003	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		648,000	640,634	640,634	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	550,000	541,098	541,098	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	480,348	480,348	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,000	160,089	160,089	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	485,000	476,653	476,653	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	592,000	581,061	581,061	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	896,256	828,181	828,181	8/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	720,587	709,875	709,875	11/1/2027
	Creoate Limited ** ^		Senior Secured	15.5%		400,006	394,865	394,865	2/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		110,655	109,828	109,828	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		248,771	244,501	244,501	12/1/2025
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	481,759	481,759	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		465,000	418,565	418,565	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	600,293	591,790	591,790	10/1/2027
	Creoate Limited ** ^ Subtotal					7,341,068	7,141,250	7,141,250
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,389,088	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	488,976	23,955	*
	Gold Words, LLC		Senior Secured	12.0%		697,093	674,794	674,794	12/1/2027
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		10,716,177	10,197,930	10,197,930	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		20,918,631	15,037,936	15,037,936	*
	Hint, Inc.		Senior Secured	12.0%		620,177	610,155	610,155	5/1/2025
	Hint, Inc.		Senior Secured	13.8%		5,250,000	3,271,054	3,271,054	1/1/2028
	Hint, Inc. Subtotal					5,870,177	3,881,209	3,881,209

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Holo, Inc.		Senior Secured	13.5%		242,433	89,505	89,505	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		1,305,011	1,283,524	1,283,524	3/1/2026
	Innventure LLC **		Senior Secured	13.5%		15,000,000	6,948,856	6,948,856	6/1/2028
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		742,437	734,284	734,284	11/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		5,259,866	5,001,163	5,001,163	6/1/2027
	Kibeam Learning, Inc.		Senior Secured	11.5%		117,404	116,477	116,477	6/1/2025
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	7,500,000	7,082,467	7,082,467	7/1/2028
	Last Energy Inc.		Senior Secured	13.8%		4,500,000	4,040,562	4,040,562	4/1/2028
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,364,069	1,623,465	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		165,507	156,120	156,120	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		669,927	663,338	663,338	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					835,434	819,458	819,458
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,872,600	3,541,042	*
	Merlin Labs, Inc.		Senior Secured	13.5%	2.9%	12,033,244	11,817,123	11,817,123	2/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	2.6%	9,626,595	9,407,836	9,407,836	2/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	3.5%	12,033,244	11,051,422	11,051,422	2/1/2027
	Merlin Labs, Inc. Subtotal					33,693,083	32,276,381	32,276,381
	NeoSensory, Inc.		Senior Secured	14.0%		707,314	514,545	514,545	7/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	25,000,000	23,787,397	23,787,397	10/1/2027
	Ocho Holdings Co.		Senior Secured	11.3%		218,789	213,276	98,282	*
	Overdrive Products Inc.		Senior Secured	13.5%		500,000	360,511	360,511	1/1/2028
	Owlet Baby Care, Inc. **		Senior Secured	12.0%	7.8%	5,625,000	4,476,508	4,476,508	1/1/2028
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	906,380	870,465	*
	PlantBaby, Inc.		Senior Secured	12.0%		19,119	18,944	18,944	5/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		18,926	18,845	18,845	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		32,640	32,417	32,417	10/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		46,570	44,418	44,418	1/1/2026
	PlantBaby, Inc.		Senior Secured	14.3%		63,909	62,842	62,842	5/1/2026
	PlantBaby, Inc. Subtotal					181,164	177,466	177,466
	Platform Science, Inc.		Senior Secured	12.5%		2,190,253	2,176,314	2,176,314	3/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		2,018,443	1,966,833	1,966,833	2/1/2026
	Platform Science, Inc. Subtotal					4,208,696	4,143,147	4,143,147
	Reali Inc.		Senior Secured	12.5%		3,586,031	2,630,866	7,322	*
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	4,938,383	4,649,491	4,649,491	3/1/2027
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	3,882,103	3,800,368	3,800,368	8/1/2027
	Ripple Foods, PBC Subtotal					8,820,486	8,449,859	8,449,859
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	649,664	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,701,020	8,626,175	8,626,175	12/1/2027
	Runzy, Inc.		Senior Secured	14.4%		220,000	213,969	213,969	3/1/2028
	Scripta Insights, Inc.		Senior Secured	12.0%		75,882	75,662	75,662	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		18,979	18,953	18,953	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.5%		2,250,000	2,107,357	2,107,357	4/1/2028
	Scripta Insights, Inc. Subtotal					2,344,861	2,201,972	2,201,972
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	1,530,958	1,530,295	1,530,295	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	3,061,917	2,980,299	2,980,299	1/1/2027
	Sun Day Carwash, Inc. Subtotal					4,592,875	4,510,594	4,510,594
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,716,973	1,552,169	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		282,411	279,956	279,956	8/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	TomoCredit, Inc.		Senior Secured	11.5%		168,224	168,224	168,224	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		168,200	166,802	166,802	6/1/2025
	TomoCredit, Inc.		Senior Secured	13.8%		2,568,347	2,495,371	2,495,371	4/1/2027
	TomoCredit, Inc. Subtotal					2,904,771	2,830,397	2,830,397
	Umbra Lab, Inc.		Senior Secured	13.5%		7,500,000	7,161,167	7,161,167	1/1/2028
	Umbra Lab, Inc.		Senior Secured	15.3%		4,061,366	3,975,605	3,975,605	10/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		2,376,500	2,342,571	2,342,571	4/1/2026
	Umbra Lab, Inc. Subtotal					13,937,866	13,479,343	13,479,343
	Virtuix Holdings, Inc.		Senior Secured	12.3%		112,754	111,997	111,997	9/1/2025
	World Wrapps II, Inc.		Senior Secured	12.5%		1,000,000	886,277	886,277	1/1/2028
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		4,165,101	4,124,252	4,124,252	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		2,288,084	2,246,894	2,246,894	1/1/2026
	Zimeno Inc. Subtotal					6,453,185	6,371,146	6,371,146
Other Technology Total		82.5%				$237,263,750	$209,243,042	$199,446,153
Security
	Axiado Corporation		Senior Secured	10.5%		$627,742	$627,740	$627,740	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		627,742	617,024	617,024	10/1/2025
	Axiado Corporation Subtotal					1,255,484	1,244,764	1,244,764
Security Total		0.5%				$1,255,484	$1,244,764	$1,244,764

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$4,667,147	$4,441,129	$4,441,129	12/1/2026
Semiconductors & Equipment Total		1.8%				$4,667,147	$4,441,129	$4,441,129

Software
	Abacum Inc. ** ^		Senior Secured	12.8%		$1,500,000	$1,463,193	$1,463,193	5/1/2028
	Abacum Inc. ** ^		Senior Secured	13.5%		1,008,037	972,873	972,873	10/1/2026
	Abacum Inc. ** ^ Subtotal					2,508,037	2,436,066	2,436,066
	Actual Systems, Inc.		Senior Secured	12.0%		112,748	111,646	111,646	6/1/2025
	AI Netomi, Inc.		Senior Secured	12.0%		5,250,000	4,786,282	4,786,282	11/1/2027
	Auterion, Inc. ** ^		Senior Secured	12.5%		303,555	301,940	301,940	5/1/2025
	Blackcart, Inc. ** ^		Senior Secured	13.3%	6.4%	765,018	750,511	548,221	1/1/2027
	Bloomboard, Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,321,987	3,321,987	10/1/2027
	Bloomboard, Inc.		Senior Secured	12.0%	2.7%	1,500,000	1,509,393	1,509,393	10/1/2027
	Bloomboard, Inc. Subtotal					5,000,000	4,831,380	4,831,380
	BlueCart, Inc.		Senior Secured	14.1%		1,069,662	968,413	968,413	12/1/2026
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,500,000	1,415,851	1,415,851	12/1/2027
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		281,701	280,338	280,338	6/1/2025
	Bound Rates, Inc. ** ^ Subtotal					1,781,701	1,696,189	1,696,189
	Common Sun, Inc		Senior Secured	11.0%		324,972	324,970	324,970	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		728,712	711,045	711,045	7/1/2026
	Common Sun, Inc Subtotal					1,053,684	1,036,015	1,036,015
	Eskalera, Inc.		Senior Secured	12.0%		1,261,091	1,237,597	749,154	9/1/2028
	Family First, Inc		Senior Secured	12.0%	7.4%	3,791,343	3,782,360	3,782,360	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		267,299	265,458	122,712	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		199,613	198,582	91,797	2/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		164,825	160,234	74,070	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		300,112	297,770	137,649	8/1/2026
	Form Remodel, Inc. Subtotal					931,849	922,044	426,228
	FutureProof Technologies, Inc.		Senior Secured	13.5%		542,383	525,826	525,826	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		200,918	198,453	198,453	4/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		399,384	377,555	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		5,912,173	5,745,618	5,745,618	4/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	2,386,096	2,324,960	2,324,960	2/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	1,828,397	1,811,666	1,811,666	6/1/2027
	Kolors, Inc. ** ^ Subtotal					4,214,493	4,136,626	4,136,626
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		9,718,837	9,078,525	9,078,525	8/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.5%		4,593,566	4,405,123	4,405,123	1/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.8%		3,771,691	3,549,863	3,549,863	7/1/2027
	Make Cents Technologies Inc. Subtotal					8,365,257	7,954,986	7,954,986
	Manifold Inc.		Senior Secured	12.0%	6.7%	2,250,000	2,086,628	2,086,628	5/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		7,500,000	7,499,997	7,499,997	9/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		7,500,000	5,951,389	5,951,389	8/1/2028
	Merlyn Mind, Inc.		Senior Secured	13.8%		8,262,758	8,016,963	8,016,963	3/1/2027
	Merlyn Mind, Inc. Subtotal					23,262,758	21,468,349	21,468,349
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,240,474	536,830	*
	Parkoursc, Inc.		Senior Secured	13.0%		1,000,000	970,986	970,986	3/1/2028
	Parkoursc, Inc.		Senior Secured	13.0%		1,000,000	926,840	926,840	10/1/2027
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	1,854,817	1,816,890	1,816,890	10/1/2026
	Parkoursc, Inc. Subtotal					3,854,817	3,714,716	3,714,716
	Ratio Technologies, Inc.		Senior Secured	11.0%		756,266	749,632	749,632	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		114,412	101,870	101,870	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		273,446	271,014	271,014	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,144,124	1,122,516	1,122,516
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	2,645,886	2,496,740	2,496,740	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%		3,527,848	3,465,503	3,465,503	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	2,645,886	2,621,209	2,621,209	10/1/2027
	Safe Securities Inc. Subtotal					8,819,620	8,583,452	8,583,452
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		683,795	656,047	656,047	6/1/2026
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		963,428	949,130	949,130	1/1/2027
	Scaleup Finance Group ApS ** ^ Subtotal					1,647,223	1,605,177	1,605,177
	Semsee Corp.		Senior Secured	14.3%	1.0%	2,301,953	2,211,464	2,211,464	1/1/2027
	SkySQL, Inc.		Senior Secured	11.3%		750,000	692,009	692,009	10/1/2028
	Sonatus, Inc		Senior Secured	12.5%		1,648,007	1,623,041	1,623,041	12/1/2025
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*
	Truepic Inc.		Senior Secured	12.3%		1,500,000	1,447,551	1,447,551	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		750,000	597,798	597,798	12/1/2027
	Truepic Inc. Subtotal					2,250,000	2,045,349	2,045,349
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,307,095	1,164,828	1,164,828	5/1/2027
	Vesta Housing, Inc.		Senior Secured	11.8%		632,799	613,898	613,898	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,215,811	2,215,811	5/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,107,879	2,107,879	3/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		632,799	626,106	626,106	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	1,500,000	1,479,647	1,479,647	4/1/2026
	Vesta Housing, Inc. Subtotal					7,265,598	7,043,341	7,043,341
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	5,025,000	4,710,552	4,710,552	11/1/2027
Software Total		44.8%				$121,417,967	$115,493,846	$108,342,622

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$574,627	$545,815	$69,991	1/1/2027
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	730,514	730,514	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	559,077	559,077	9/1/2028
	Ava Finance, Inc. Subtotal					1,500,000	1,289,591	1,289,591
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,290,872	3,290,872	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,666,644	3,666,644	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	11.8%		928,088	917,446	917,446	8/1/2025
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,663,350	3,663,350	5/1/2028
	Klar Holdings Limited ** ^ Subtotal					12,178,088	11,538,312	11,538,312
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,372	607,379	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	699,654	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	3,000,000	2,770,969	2,770,969	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		389,055	310,548	—	*
	Techspert.IO Limited ** ^		Senior Secured	14.8%		1,449,164	1,427,552	1,427,552	3/1/2027
	Techspert.IO Limited ** ^		Senior Secured	13.8%		950,529	923,375	923,375	6/1/2026
	Techspert.IO Limited ** ^ Subtotal					2,399,693	2,350,927	2,350,927
Technology Services Total		8.0%				$26,191,059	$24,557,738	$19,326,823

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.5%	$750,000	$692,760	$692,760	1/1/2028
	Juvo Mobile, Inc. **		Senior Secured	15.5%		290,675	287,479	287,479	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.9%	1,884,202	1,851,586	1,851,586	7/1/2027
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.2%	750,000	734,877	734,877	1/1/2028
	Juvo Mobile, Inc. **		Senior Secured	12.0%		855,972	836,387	836,387	7/1/2026
	Juvo Mobile, Inc. ** Subtotal					4,530,849	4,403,089	4,403,089
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	8,000,000	7,434,332	7,434,332	12/1/2027
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	5,000,000	4,932,301	4,932,301	6/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	2,000,000	2,026,240	2,026,240	3/1/2028
	Nextivity, Inc. Subtotal					15,000,000	14,392,873	14,392,873
Wireless Total		7.8%				$19,530,849	$18,795,962	$18,795,962

	Grand Total	187.1%				$532,146,732	$486,797,434	$452,389,465

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	5.6%	13,491,316	$13,491,316	$13,491,316
Total Cash Equivalents		5.6%	13,491,316	$13,491,316	$13,491,316

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	$50,000,000	$(4,654)	$—	$(4,654)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	50,000,000	(176,979)	—	(176,979)
Total				$100,000,000	$(181,633)	$—	$(181,633)

* As of March 31, 2025, loans with a cost basis of $96.3 million and a fair value of $63.9 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2025, 21.7% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of March 31, 2025, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

(intentionally left blank)

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$3,504,777	$3,517,914	$3,517,914	8/1/2026
	Mazen Animal Health Inc.		Senior Secured	14.3%		2,822,433	2,741,191	2,741,191	8/1/2026
	Ukko Inc.		Senior Secured	11.5%		2,107,295	2,051,686	2,051,686	5/1/2026
Biotechnology Total		3.6%				$8,434,505	$8,310,791	$8,310,791

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%	6.6%	$1,375,510	$1,396,868	$1,396,868	7/1/2027
	Canary Connect, Inc.		Senior Secured	12.0%	7.6%	3,624,490	3,673,139	3,673,139	7/1/2027
	Canary Connect, Inc. Subtotal					5,000,000	5,070,007	5,070,007
	Proto, Inc.		Senior Secured	12.8%		508,460	508,460	508,460	10/1/2025
	Proto, Inc.		Senior Secured	12.5%		507,469	495,929	495,929	10/1/2025
	Proto, Inc. Subtotal					1,015,929	1,004,389	1,004,389
Computers & Storage Total		2.6%				$6,015,929	$6,074,396	$6,074,396

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$1,305,572	$912,688	$912,688	*
	Findigs, Inc.		Senior Secured	13.5%		3,500,000	3,318,090	3,318,090	7/1/2027
	Miami Labs, Inc.		Senior Secured	13.3%		5,877,795	5,626,861	5,626,861	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		532,509	513,976	513,976	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	*
	Realm Living, Inc.		Senior Secured	13.0%		2,426,507	2,367,937	2,367,937	5/1/2026
	Realm Living, Inc.		Senior Secured	12.5%		1,500,000	1,403,313	1,403,313	12/1/2027
	Realm Living, Inc. Subtotal					3,926,507	3,771,250	3,771,250
	RetailerX, Inc.		Senior Secured	11.0%		7,479,619	7,516,455	6,460,514	*
	Threedium Ltd. ** ^		Senior Secured	13.3%		1,000,000	815,345	815,345	12/1/2027
	Vinvesto, Inc.		Senior Secured	15.0%		153,163	153,163	153,163	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		152,975	145,097	145,097	5/1/2026
	Vinvesto, Inc. Subtotal					306,138	298,260	298,260
	Wildxyz, Inc.		Senior Secured	12.8%		2,000,000	1,987,232	1,987,232	9/1/2027
Internet Total		14.3%				$35,457,243	$33,895,108	$32,839,167

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,715,118	$1,635,072	$1,635,072	1/1/2027
	Gallant Pet, Inc.		Senior Secured	13.3%		1,875,000	1,644,971	1,644,971	5/1/2028
	Gallant Pet, Inc.		Senior Secured	14.0%		1,534,011	1,442,426	1,442,426	10/1/2026
	Gallant Pet, Inc. Subtotal					3,409,011	3,087,397	3,087,397
Medical Devices Total		2.1%				$5,124,129	$4,722,469	$4,722,469

Other Healthcare
	CarePoint, Inc. ** ^		Senior Secured	13.8%	5.0%	$672,950	$613,083	$328,349	7/1/2026
	Charlie Financial Inc.		Senior Secured	12.5%	3.9%	3,500,000	3,236,548	3,236,548	7/1/2028
	GoForward, Inc.		Senior Secured	11.5%		19,589,436	17,543,591	11,158,600	*
	Julie Products Inc.		Senior Secured	15.3%		237,698	234,650	234,650	4/1/2026
	Julie Products Inc.		Senior Secured	15.8%		264,681	261,019	261,019	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		366,753	358,529	358,529	9/1/2025
	Julie Products Inc. Subtotal					869,132	854,198	854,198

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	KBS, Inc.		Senior Secured	14.0%		160,491	152,256	152,256	6/1/2026
	Modern Animal, Inc.		Senior Secured	12.8%		15,000,000	14,691,052	14,691,052	2/1/2028
	Modern Animal, Inc.		Senior Secured	12.8%		5,000,000	4,400,483	4,400,483	8/1/2027
	Modern Animal, Inc. Subtotal					20,000,000	19,091,535	19,091,535
	Open Inc.		Senior Secured	14.8%		273,217	270,883	270,883	3/1/2026
	Open Inc.		Senior Secured	13.5%		271,270	263,850	263,850	3/1/2026
	Open Inc. Subtotal					544,487	534,733	534,733
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		261,096	257,207	257,207	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		151,845	143,005	143,005	5/1/2026
Other Healthcare Total		15.5%				$45,749,437	$42,426,156	$35,756,431

Other Technology
	American Castanea PBC		Senior Secured	11.8%	6.7%	$250,000	$8,697	$8,697	12/1/2027
	ArroFi Inc.		Senior Secured	11.3%		1,421,657	1,389,168	1,389,168	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	548,094	*
	Badiani Limited ** ^		Senior Secured	13.8%		485,899	477,566	477,566	5/1/2027
	Badiani Limited ** ^		Senior Secured	13.8%		428,375	421,974	421,974	1/1/2027
	Badiani Limited ** ^		Senior Secured	13.5%		735,178	706,249	706,249	9/1/2026
	Badiani Limited ** ^ Subtotal					1,649,452	1,605,789	1,605,789
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,795,513	486,606	*
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,561	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,005,133	1,005,133	7/1/2028
	Cella Farms Inc.		Senior Secured	11.8%	2.0%	1,500,000	1,442,227	1,442,227	12/1/2027
	Ceres Imaging, Inc.		Senior Secured	12.0%		2,843,184	2,781,445	2,781,445	*
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	1,033,864	1,033,864	5/1/2027
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	211,951	*
	Creoate Limited ** ^		Senior Secured	12.8%		465,000	413,287	413,287	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	485,000	474,917	474,917	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	550,000	539,088	539,088	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		648,000	639,797	639,797	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	592,000	578,965	578,965	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	633,000	622,172	622,172	10/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	480,474	480,474	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	740,000	726,600	726,600	11/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	974,464	892,765	892,765	8/1/2027
	Creoate Limited ** ^		Senior Secured	15.5%		444,128	437,777	437,777	2/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		136,025	134,790	134,790	3/1/2026
	Creoate Limited ** ^		Senior Secured	11.8%		327,018	319,831	319,831	12/1/2025
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	481,407	481,407	6/1/2028
	Creoate Limited ** ^ Subtotal					6,969,635	6,741,870	6,741,870
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,389,088	*
	Fanimal, Inc.		Senior Secured	11.8%		578,498	534,576	25,853	*
	Gold Words, LLC		Senior Secured	12.0%		750,000	724,141	724,141	12/1/2027
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		11,802,083	11,393,469	11,393,469	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		9,581,519	6,465,572	6,465,572	5/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		4,931,594	3,597,693	3,597,693	6/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		4,792,196	4,792,196	4,792,196	5/1/2027
	Higher Ground Education, Inc. Subtotal					19,305,309	14,855,461	14,855,461
	Hint, Inc.		Senior Secured	13.8%		5,250,000	3,054,910	3,054,910	1/1/2028
	Hint, Inc.		Senior Secured	12.0%		1,527,606	1,479,004	1,479,004	5/1/2025
	Hint, Inc. Subtotal					6,777,606	4,533,914	4,533,914

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Holo, Inc.		Senior Secured	13.5%		242,433	89,505	89,505	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		1,608,875	1,576,699	1,576,699	3/1/2026
	Innventure LLC **		Senior Secured	13.5%		15,000,000	6,454,118	6,454,118	6/1/2028
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		1,006,125	991,613	991,613	11/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		5,456,748	5,091,451	5,091,451	6/1/2027
	Kibeam Learning, Inc.		Senior Secured	11.5%		231,496	228,325	228,325	6/1/2025
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,364,069	1,623,465	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		217,628	201,948	201,948	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		764,101	755,548	755,548	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					981,729	957,496	957,496
	Maker Wine Company		Senior Secured	11.8%		37,667	37,492	37,492	2/1/2025
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,891,228	3,559,669	4/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	2.9%	12,500,000	12,165,792	12,165,792	2/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	2.6%	10,000,000	9,682,720	9,682,720	2/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	3.5%	12,500,000	11,228,418	11,228,418	2/1/2027
	Merlin Labs, Inc. Subtotal					35,000,000	33,076,930	33,076,930
	NeoSensory, Inc.		Senior Secured	14.0%		750,000	525,381	525,381	7/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	25,000,000	23,465,060	23,465,060	10/1/2027
	Ocho Holdings Co.		Senior Secured	11.3%	44.1%	317,157	317,157	317,157	12/1/2024
	Overdrive Products Inc.		Senior Secured	13.5%		500,000	345,420	345,420	1/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	5,625,000	4,323,397	4,323,397	1/1/2028
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	944,471	908,556	*
	PlantBaby, Inc.		Senior Secured	12.0%		47,093	46,250	46,250	5/1/2025
	PlantBaby, Inc.		Senior Secured	13.8%		59,550	56,119	56,119	1/1/2026
	PlantBaby, Inc.		Senior Secured	12.0%		32,637	32,416	32,416	7/1/2025
	PlantBaby, Inc.		Senior Secured	12.0%		45,953	45,528	45,528	10/1/2025
	PlantBaby, Inc.		Senior Secured	14.3%		76,300	74,791	74,791	5/1/2026
	PlantBaby, Inc. Subtotal					261,533	255,104	255,104
	Platform Science, Inc.		Senior Secured	12.5%		2,530,661	2,451,050	2,451,050	2/1/2026
	Platform Science, Inc.		Senior Secured	12.5%		2,697,095	2,676,222	2,676,222	3/1/2026
	Platform Science, Inc. Subtotal					5,227,756	5,127,272	5,127,272
	Reali Inc.		Senior Secured	12.5%		3,586,031	2,630,866	7,322	*
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	5,477,965	5,097,025	5,097,025	3/1/2027
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	4,000,000	3,888,870	3,888,870	8/1/2027
	Ripple Foods, PBC Subtotal					9,477,965	8,985,895	8,985,895
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	616,757	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,887,530	8,764,571	8,764,571	12/1/2027
	Runzy, Inc.		Senior Secured	14.4%		220,000	213,284	213,284	3/1/2028
	Scripta Insights, Inc.		Senior Secured	12.0%		299,051	296,895	296,895	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.0%		74,796	74,541	74,541	4/1/2025
	Scripta Insights, Inc.		Senior Secured	12.5%		2,250,000	2,091,914	2,091,914	4/1/2028
	Scripta Insights, Inc. Subtotal					2,623,847	2,463,350	2,463,350
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	3,425,048	3,306,557	3,306,557	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	1,712,524	1,703,048	1,703,048	1/1/2027
	Sun Day Carwash, Inc. Subtotal					5,137,572	5,009,605	5,009,605
	Supplant, Inc. ** ^		Senior Secured	16.0%		415,527	410,093	410,093	12/1/2026
	Supplant, Inc. ** ^		Senior Secured	13.0%		1,341,684	1,306,881	1,306,881	7/1/2026
	Supplant, Inc. ** ^ Subtotal					1,757,211	1,716,974	1,716,974
	TheSquareFoot, Inc.		Senior Secured	18.0%		628,478	325,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		445,279	439,569	439,569	8/1/2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	TomoCredit, Inc.		Senior Secured	13.8%		2,830,918	2,742,205	2,742,205	4/1/2027
	TomoCredit, Inc.		Senior Secured	11.5%		331,656	326,875	326,875	6/1/2025
	TomoCredit, Inc.		Senior Secured	11.5%		331,703	331,703	331,703	6/1/2025
	TomoCredit, Inc. Subtotal					3,494,277	3,400,783	3,400,783
	Umbra Lab, Inc.		Senior Secured	13.5%		2,878,167	2,828,922	2,828,922	4/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		7,500,000	7,118,255	7,118,255	1/1/2028
	Umbra Lab, Inc.		Senior Secured	15.3%		4,619,331	4,508,555	4,508,555	10/1/2026
	Umbra Lab, Inc. Subtotal					14,997,498	14,455,732	14,455,732
	Virtuix Holdings, Inc.		Senior Secured	12.3%		166,629	165,055	165,055	9/1/2025
	World Wrapps II, Inc.		Senior Secured	12.5%	9.1%	600,000	491,137	491,137	7/1/2027
	World Wrapps II, Inc.		Senior Secured	12.5%	8.4%	400,000	410,046	410,046	7/1/2027
	World Wrapps II, Inc. Subtotal					1,000,000	901,183	901,183
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		2,933,530	2,867,300	2,867,300	1/1/2026
	Zimeno Inc.		Senior Secured	11.5%		4,757,352	4,704,217	4,704,217	10/1/2026
	Zimeno Inc. Subtotal					7,690,882	7,571,517	7,571,517
Other Technology Total		85.2%				$232,710,045	$205,677,980	$196,333,339
Security
	Axiado Corporation		Senior Secured	10.5%		$885,386	$864,939	$864,939	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		885,386	885,383	885,383	10/1/2025
	Axiado Corporation Subtotal					1,770,772	1,750,322	1,750,322
Security Total		0.8%				$1,770,772	$1,750,322	$1,750,322
Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$4,818,142	$4,554,800	$4,554,800	12/1/2026
Semiconductors & Equipment Total		2.0%				$4,818,142	$4,554,800	$4,554,800
Software
	Abacum Inc. ** ^		Senior Secured	13.5%		$1,148,769	$1,103,285	$1,103,285	10/1/2026
	Actual Systems, Inc.		Senior Secured	12.0%		222,179	218,418	218,418	6/1/2025
	AI Netomi, Inc.		Senior Secured	12.0%		5,250,000	4,720,635	4,720,635	11/1/2027
	Auterion, Inc. ** ^		Senior Secured	12.5%		747,254	739,369	739,369	5/1/2025
	Bite Investments (Cayman) Limited ** ^		Senior Secured	12.0%		56,953	56,666	56,666	1/1/2025
	Blackcart, Inc. ** ^		Senior Secured	13.3%	6.4%	855,937	832,582	832,582	1/1/2027
	Bloomboard, Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,281,864	3,281,864	10/1/2027
	Bloomboard, Inc.		Senior Secured	12.0%	2.7%	1,500,000	1,505,424	1,505,424	10/1/2027
	Bloomboard, Inc. Subtotal					5,000,000	4,787,288	4,787,288
	BlueCart, Inc.		Senior Secured	14.1%		1,124,923	1,001,277	1,001,277	12/1/2026
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,500,000	1,404,561	1,404,561	12/1/2027
	Bound Rates, Inc. ** ^		Senior Secured	12.0%		555,118	550,451	550,451	6/1/2025
	Bound Rates, Inc. ** ^ Subtotal					2,055,118	1,955,012	1,955,012
	Canopy Technology Corp.		Senior Secured	13.5%		610,420	595,815	595,815	11/1/2025
	Canopy Technology Corp.		Senior Secured	15.0%		547,212	541,475	541,475	3/1/2026
	Canopy Technology Corp. Subtotal					1,157,632	1,137,290	1,137,290
	Chowbus, Inc.		Senior Secured	12.0%		527,766	518,629	518,629	3/1/2025
	Common Sun, Inc		Senior Secured	11.0%		854,040	829,969	829,969	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		364,513	364,510	364,510	1/1/2027
	Common Sun, Inc Subtotal					1,218,553	1,194,479	1,194,479
	Eskalera, Inc.		Senior Secured	12.0%		1,128,083	1,103,259	792,024	10/1/2026
	Family First, Inc		Senior Secured	12.0%	7.4%	4,000,000	3,949,380	3,949,380	10/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Form Remodel, Inc.		Senior Secured	11.0%		216,860	209,140	209,140	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		316,562	313,999	313,999	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		348,469	345,326	345,326	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		250,709	249,109	249,109	2/1/2026
	Form Remodel, Inc. Subtotal					1,132,600	1,117,574	1,117,574
	FutureProof Technologies, Inc.		Senior Secured	13.5%		640,496	617,606	617,606	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		243,895	240,305	240,305	4/1/2026
	HaystacksAI, Inc.		Senior Secured	12.3%		809,810	784,109	546,129	*
	Hoken Holdings Inc.		Senior Secured	13.0%		379,142	359,408	165,361	5/1/2026
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		6,521,957	6,319,245	6,319,245	4/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	2,000,000	1,971,719	1,971,719	6/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	2,655,832	2,565,527	2,565,527	2/1/2027
	Kolors, Inc. ** ^ Subtotal					4,655,832	4,537,246	4,537,246
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		9,718,837	8,971,126	8,971,126	8/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.5%		5,138,060	4,902,826	4,902,826	1/1/2027
	Make Cents Technologies Inc.		Senior Secured	13.8%		4,000,000	3,737,175	3,737,175	7/1/2027
	Make Cents Technologies Inc. Subtotal					9,138,060	8,640,001	8,640,001
	Manifold Inc.		Senior Secured	12.0%	6.7%	2,250,000	2,057,924	2,057,924	5/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		7,500,000	7,499,996	7,499,996	9/1/2028
	Merlyn Mind, Inc.		Senior Secured	13.8%		9,147,845	8,846,569	8,846,569	3/1/2027
	Merlyn Mind, Inc.		Senior Secured	12.5%		7,500,000	5,825,423	5,825,423	8/1/2028
	Merlyn Mind, Inc. Subtotal					24,147,845	22,171,988	22,171,988
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,240,474	728,914	*
	NopSec Inc.		Senior Secured	12.0%		62,623	62,445	62,445	1/1/2025
	Parkoursc, Inc.		Senior Secured	13.0%		1,000,000	967,635	967,635	3/1/2028
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	2,115,555	2,058,726	2,058,726	10/1/2026
	Parkoursc, Inc.		Senior Secured	13.0%		1,000,000	915,823	915,823	10/1/2027
	Parkoursc, Inc. Subtotal					4,115,555	3,942,184	3,942,184
	Ratio Technologies, Inc.		Senior Secured	11.0%		128,333	112,710	112,710	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		848,283	839,947	839,947	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		306,717	303,661	303,661	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,283,333	1,256,318	1,256,318
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	2,861,081	2,827,837	2,827,837	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	2,861,081	2,682,749	2,682,749	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%		3,814,775	3,736,047	3,736,047	10/1/2027
	Safe Securities Inc. Subtotal					9,536,937	9,246,633	9,246,633
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		806,109	767,887	767,887	6/1/2026
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		1,074,963	1,057,139	1,057,139	1/1/2027
	Scaleup Finance Group ApS ** ^ Subtotal					1,881,072	1,825,026	1,825,026
	Semsee Corp.		Senior Secured	14.3%	1.0%	2,572,677	2,453,800	2,453,800	1/1/2027
	Sonatus, Inc		Senior Secured	12.5%		2,164,061	2,121,794	2,121,794	12/1/2025
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	687,621	420,442	*
	Truepic Inc.		Senior Secured	12.3%		750,000	578,988	578,988	12/1/2027
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,325,856	1,159,785	1,159,785	5/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Vesta Housing, Inc.		Senior Secured	11.8%		748,772	722,566	722,566	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,068,217	2,068,217	3/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	1,500,000	1,469,520	1,469,520	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,201,113	2,201,113	5/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		748,772	739,470	739,470	6/1/2026
	Vesta Housing, Inc. Subtotal					7,497,544	7,200,886	7,200,886
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	5,025,000	4,648,783	4,648,783	11/1/2027
Software Total		49.5%				$127,055,938	$120,175,135	$114,036,837

Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$642,562	$606,638	$606,638	1/1/2027
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,653,534	3,653,534	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,240,472	3,240,472	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	11.8%		1,463,620	1,438,665	1,438,665	8/1/2025
	Klar Holdings Limited ** ^ Subtotal					8,963,620	8,332,671	8,332,671
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,372	1,762,104	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	699,654	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	3,000,000	2,736,588	2,736,588	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		393,526	328,865	90,000	*
	Techspert.IO Limited ** ^		Senior Secured	13.8%		1,122,151	1,084,616	1,084,616	6/1/2026
	Techspert.IO Limited ** ^		Senior Secured	14.8%		1,602,642	1,576,163	1,576,163	3/1/2027
	Techspert.IO Limited ** ^ Subtotal					2,724,793	2,660,779	2,660,779
Technology Services Total		7.3%				$21,874,097	$20,417,117	$16,888,434

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.9%	$2,000,000	$1,946,163	$1,946,163	7/1/2027
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.5%	750,000	682,392	682,392	1/1/2028
	Juvo Mobile, Inc. **		Senior Secured	15.5%		338,922	334,592	334,592	7/1/2026
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.2%	750,000	729,593	729,593	1/1/2028
	Juvo Mobile, Inc. **		Senior Secured	12.0%		1,002,031	975,385	975,385	7/1/2026
	Juvo Mobile, Inc. ** Subtotal					4,840,953	4,668,125	4,668,125
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	2,000,000	2,013,086	2,013,086	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	5,000,000	4,891,186	4,891,186	6/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	8,000,000	7,293,012	7,293,012	12/1/2027
	Nextivity, Inc. Subtotal					15,000,000	14,197,284	14,197,284
Wireless Total		8.2%				$19,840,953	$18,865,409	$18,865,409

	Grand Total	191.1%				$508,851,190	$466,869,683	$440,132,395

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	10.9%	25,045,995	$25,045,995	$25,045,995
Total Cash Equivalents		10.9%	25,045,995	$25,045,995	$25,045,995

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	$50,000,000	$(533)	$—	$(533)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	50,000,000	(80,926)	—	(80,926)
Total				$100,000,000	$(81,459)	$—	$(81,459)

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

(Intentionally left blank)

WTI FUND X, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.ORGANIZATION AND OPERATIONS OF THE FUND

WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”) whose ultimate parent is P10, Inc., a Delaware corporation.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2025 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings within, 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2025, the Fund held 13,491,316 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.23% and $500,000 in cash, which together represented 5.79% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2024, the Fund held 25,045,995 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.35%, and $200,000 in cash, which together represented 10.96% of the net assets of the Fund.

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

As of March 31, 2025 and December 31, 2024, the financial statements included nonmarketable investments of $452.4 million and $440.1 million, respectively, (or 95.4% and 92.8% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Non-Accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment or for a lesser timeframe, if, in the opinion of Management, the portfolio company either ceases or materially curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status and the related interest is determined to not be collectible, all interest previously accrued but not collected is reversed. Any future interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.

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

As of March 31, 2025 and December 31, 2024, loans with a cost basis of $96.3 million and $68.7 million and a fair value of $63.9 million and $43.1 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2025 and December 31, 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2025 and December 31, 2024, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, a recovery price. The recovery price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated recovery value) based on a transaction that would occur in the most advantageous market, and several factors related to each borrower.

Loan balances in the Condensed Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended
Performing Loans	March 31, 2025	March 31, 2024
Weighted-Average Interest Rate - Cash	13.26%	10.57%
Weighted-Average Interest Rate - Non-Cash	3.58%	7.40%
Weighted-Average Interest Rate	16.84%	17.97%

	For the Three Months Ended
All Loans	March 31, 2025	March 31, 2024
Weighted-Average Interest Rate - Cash	11.77%	10.39%
Weighted-Average Interest Rate - Non-Cash	3.17%	7.28%
Weighted-Average Interest Rate	14.94%	17.67%

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

All loans as of March 31, 2025 and December 31, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2025 and December 31, 2024, the Fund had unexpired unfunded commitments to borrowers of $72.8 million and $101.4 million, respectively.

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

There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2025 and 2024.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund's derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund's loan investments are classified as Level 3.

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market, as previously discussed, and the “asset recovery” method. The asset recovery method is utilized once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of the Fund's loan.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$14,489,489	Most advantageous market analysis	Most advantageous market coupon rate	15% - 18%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 30% *

Computers & Storage	6,486,460	Most advantageous market analysis	Most advantageous market coupon rate	21% *	21%
		Asset Recovery	Probability weighting of alternative outcomes	30% - 40% *

Internet	31,435,126	Most advantageous market analysis	Most advantageous market coupon rate	16% - 26%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 50% ^

Medical Devices	5,536,969	Most advantageous market analysis	Most advantageous market coupon rate	18% - 19%	18%

Other Healthcare	42,843,968	Most advantageous market analysis	Most advantageous market coupon rate	16% - 32%	20%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 50% ^

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)
Other Technology	199,446,153	Most advantageous market analysis	Most advantageous market coupon rate	14% - 36%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	1,244,764	Most advantageous market analysis	Most advantageous market coupon rate	13%*	13%

Semiconductors & Equipment	4,441,129	Most advantageous market analysis	Most advantageous market coupon rate	16%*	16%

Software	108,342,622	Most advantageous market analysis	Most advantageous market coupon rate	13% - 25%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Technology Services	19,326,823	Most advantageous market analysis	Most advantageous market coupon rate	16% - 19%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Wireless	18,795,962	Most advantageous market analysis	Most advantageous market coupon rate	17% - 19%	18%

Total Loan Investments	$452,389,465

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

The following tables present the balances of assets and liabilities as of March 31, 2025 and December 31, 2024 measured at fair value on a recurring basis:

As of March 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$452,389,465	$452,389,465
Cash equivalents	13,491,316	—	—	13,491,316
Total assets	$13,491,316	$—	$452,389,465	$465,880,781

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$181,633	$—	$181,633
Total liabilities	$—	$181,633	$—	$181,633

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$440,132,395	$440,132,395
Cash equivalents	25,045,995	—	—	25,045,995
Total assets	$25,045,995	$—	$440,132,395	$465,178,390

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$81,459	$—	$81,459
Total liabilities	$—	$81,459	$—	$81,459

† For a detailed listing of borrowers comprising this amount, please refer to the Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$440,132,395	$—	$—
Acquisitions and originations	48,412,000	6,064,501	799,876
Principal payments on loans, net of accretion	(28,484,249)	—	—
Distributions to shareholder	—	(6,064,501)	(799,876)
Net change in unrealized loss from loans	(7,670,681)	—	—
Ending balance	$452,389,465	$—	$—

Net change in unrealized loss from loans still held at March 31, 2025	$(7,908,661)

	For the Three Months Ended March 31, 2024
	Loans	Warrants	Stock	Convertible Notes
Beginning balance	$403,600,113	$—	$—	$—
Acquisitions and originations	18,883,000	2,449,175	32,326	300,000
Principal payments on loans, net of accretion	(24,438,942)	—	—	—
Distributions to shareholder	—	(2,449,175)	(32,326)	(300,000)
Net change in unrealized loss from loans	(2,628,337)	—	—	—
Ending balance	$395,415,834	$—	$—	$—

Net change in unrealized loss from loans still held at March 31, 2024	$(2,628,337)

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

5. CAPITAL STOCK

As of both March 31, 2025 and December 31, 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2025 and December 31, 2024, was $500.0 million. Total contributed capital to the Company as of March 31, 2025 and December 31, 2024 was $400.0 million and $375.0 million, respectively, of which $358.0 million and $336.0 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Cash distributions	$6,700,000	$3,266,000
Distributions of securities	6,864,377	2,781,501
Total distributions to shareholder	$13,564,377	$6,047,501

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

On April 30, 2021, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of March 31, 2025 and December 31, 2024, the Fund’s asset coverage for borrowings was 206% and 196%, respectively.

The Fund is a party to a loan and security agreement (as amended and restated from time to time, the "Loan and Security Agreement") with ING Capital LLC acting as the administrative agent and the other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

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

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of March 31, 2025, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

As of March 31, 2025, the Term SOFR rates were as follows:

1-month Term SOFR	4.31937%
3-month Term SOFR	4.28788%
6-month Term SOFR	4.19259%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of March 31, 2025 and December 31, 2024, the remaining unamortized fees and costs of $0.7 million and $0.8 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount of at least 20% of the aggregate principal balance of the outstanding borrowings ( the "Minimum Hedge Percentage"). The Fund is required to comply with this Minimum Hedge percentage only after the date on which the Subscription Secured Borrowings percentage is less than 25% of the Borrowing Base (See Note 8). As of March 31, 2025 and December 31, 2024, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of March 31, 2025:

	Amount	Maturity Date	Weighted Average All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$227,500,000	October 18, 2026	6.68413%
Total Outstanding	$227,500,000
(a) Inclusive of Applicable SOFR Margin of 0.11448% as of March 31, 2025 plus 2.24600% SOFR Adjustment.

The following is the summary of the outstanding facility draws as of December 31, 2024:

	Amount	Maturity Date	Weighted Average All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$239,500,000	October 18, 2026	6.89466%
Total Outstanding	$239,500,000
(a) Inclusive of Applicable SOFR Margin of 0.11448% as of December 31, 2024 plus 2.26800% SOFR Adjustment.

The carrying value of the borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of March 31, 2025 and December 31, 2024, $227.5 million and $239.5 million, respectively, was outstanding under the facility.

7. MANAGEMENT FEE AND RELATED PARTIES

Management Fee

As compensation for its services to the Fund, the Manager, from the date of the first capital contribution, October 1, 2021, receives an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of the Management Fee for each annual period (which is comprised of four whole fiscal quarters and which, in the case of the first year, commenced on the first day of the first fiscal quarter following the first capital contribution) calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.

For the three months ended March 31, 2025 and 2024, Management Fees were calculated at 1.500% and 1.575% of the Company's committed capital, respectively. Management Fees of $1.9 million and $2.0 million were recognized as expenses for the three months ended March 31, 2025 and 2024, respectively.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024:

	Derivative Liabilities
Derivative Instruments	March 31, 2025	December 31, 2024
Interest rate collar	$181,633	$81,459

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations:

		For the Three Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	March 31, 2025	March 31, 2024
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(100,174)	$174,139
	Net realized gain from derivative instruments	$—	$9,871

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(181,633)	$—	$—	$—	$(181,633)
Total	$(181,633)	$—	$—	$—	$(181,633)

	As of December 31, 2024
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(81,459)	$—	$—	$—	$(81,459)
Total	$(81,459)	$—	$—	$—	$(81,459)

(1) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty.
There were no derivative assets as of either March 31, 2025 or December 31, 2024.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of March 31, 2025, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$486,797,434	$—	$(34,407,969)	$(34,407,969)
Total	$486,797,434	$—	$(34,407,969)	$(34,407,969)

	As of March 31, 2025
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(181,633)	$(181,633)
Total	$—	$—	$(181,633)	$(181,633)

	As of December 31, 2024
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$466,869,683	$—	$(26,737,288)	$(26,737,288)
Total	$466,869,683	$—	$(26,737,288)	$(26,737,288)

	As of December 31, 2024
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(81,459)	$(81,459)
Total	$—	$—	$(81,459)	$(81,459)

There was no unrealized appreciation or depreciation relating to derivative assets as of either March 31, 2025 or December 31, 2024.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2025, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2025.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of March 31, 2025, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of March 31, 2025 and December 31, 2024, the Fund’s unexpired unfunded commitments to borrowers totaled $72.8 million and $101.4 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2025 and December 31, 2024:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2025	Expiration Date
AI Tech Holdings, Inc.	Other Technology	$562,500	09/30/25
American Castanea PBC	Other Technology	1,175,000	04/30/25
Ava Finance, Inc.	Technology Services	4,875,000	08/31/25
Belong, Inc.	Other Technology	750,000	08/31/25
Biolojic Design Ltd.	Biotechnology	7,500,000	09/30/25
Carbon Ridge, Inc.	Other Technology	1,125,000	04/01/25

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2025	Expiration Date
Creoate Limited	Other Technology	1,012,500	05/31/25
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Gold Words, LLC	Other Technology	375,000	06/30/25
Klar Holdings Limited	Technology Services	3,750,000	07/31/25
Lark Technologies, Inc.	Other Healthcare	7,500,000	04/30/26
Last Energy Inc.	Other Technology	3,000,000	04/30/25
Manifold Inc.	Software	750,000	12/31/25
Owlet Baby Care, Inc.	Other Technology	5,625,000	08/15/25
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Threedium , Inc.	Internet	1,750,000	07/31/25
Total		$72,750,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
AI Netomi, Inc.	Software	$2,250,000	01/31/25
American Castanea PBC	Other Technology	1,750,000	04/30/25
Carbon Ridge, Inc.	Other Technology	1,125,000	04/01/25
Charlie Financial Inc.	Other Healthcare	3,500,000	03/31/25
Creoate Limited	Other Technology	1,662,000	05/31/25
Gallant Pet, Inc.	Medical Devices	1,125,000	02/28/25
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Gold Words, LLC	Other Technology	375,000	06/30/25
Innventure LLC	Other Technology	22,500,000	01/31/25
Klar Holdings Limited	Technology Services	7,500,000	07/31/25
Manifold Inc.	Software	750,000	12/31/25
Modern Animal, Inc.	Other Healthcare	10,000,000	01/31/25
Overdrive Products Inc.	Other Technology	1,500,000	03/31/25
Owlet Baby Care, Inc.	Other Technology	5,625,000	08/15/25
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Scripta Insights, Inc.	Other Technology	750,000	03/31/25
SkySQL, Inc.	Software	750,000	07/31/25
Threedium , Inc.	Internet	1,750,000	07/31/25
Truepic Inc.	Software	3,000,000	01/03/25
ZeroCater, Inc.	Software	2,475,000	01/31/25
Total		$101,387,000
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

11. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The chief operating decision maker ("CODM") is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Statement of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Statement of Operations.

12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2025 and 2024.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated in the following table are annualized and are computed based upon the aggregate weighted-average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024

Total return**	1.21%	4.16%
Per share amounts:
Net asset value, beginning of period	$2,303.45	$2,273.02
Net investment income	107.37	119.08
Net realized gain and change in unrealized loss from loans and derivative instruments	(77.71)	(24.44)
Net increase in net assets resulting from operations	29.66	94.64
Distributions of income to shareholder	(107.36)	(60.47)
Return of capital to shareholder	(28.28)	—
Contributions from shareholder	220.00	—
Net asset value, end of period	$2,417.47	$2,307.19
Net assets, end of period	$241,746,747	$230,718,695

Ratios to average net assets:
Expenses*	10.19%	10.74%
Net investment income*	17.44%	20.95%
Portfolio turnover rate	—%	—%
Average debt outstanding	$234,750,000	$192,750,000

* Annualized.
** Total return amounts presented above are not annualized.

13. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, the new U.S. government administration, global tariffs, worldwide inflation, interest rate volatility and natural disasters on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2024 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of the Fund's portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically costs and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in the Fund's portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund's investments could result in future unrealized losses and therefore reduce the Fund's net assets resulting from operations.

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

Transactions with Fund IX

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
Transactions with Fund XI
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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments along with the completeness of loans exhibiting indicators of potential credit deterioration as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an recovery price. The recovery price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value. In particular, the Manager has identified the fair value of the Fund’s loan investments that exhibit indicators of the potential for credit deterioration and the completeness of those loan investments, as a critical accounting matter that may involve significant and material estimates and inputs from the Manager in determining the fair value of those loan investments.

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

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility, Global Tariffs and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential slowdown in economic activity, the conflicts in the Middle East, the Ukraine War, and the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the impact of the new U.S. government administration, global tariffs and extreme weather patterns or natural disasters (such as the 2025 Southern California wildfires) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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
Results of Operations - For the Three Months Ended March 31, 2025 and 2024

Analysis of Interest Income

Total investment income for the three months ended March 31, 2025 and 2024 was $17.0 million and $18.0 million, respectively. Investment income primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025				For the Three Months Ended March 31, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$398,247,459	$16,765,077	13.26%	3.58%	$396,734,051	$17,818,938	10.57%	7.40%
All Loans	$449,303,559	$16,780,844	11.77%	3.17%	$403,293,978	$17,818,938	10.39%	7.28%

Interest income for performing loans and all loans decreased by $1.1 million and $1.0 million, or 5.9% or 5.8%, respectively, for the three months ended March 31, 2025 compared to the same period in 2024. The decrease is primarily due to early loan payoffs during the three months ended March 31, 2025 compared to the same period in 2024. The average outstanding balance for performing loans and all loans increased by $1.5 million and $46.0 million, or 0.4% and 11.4%, respectively, for the three months ended March 31, 2025 compared to the same period in 2024.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$234,750,000	$4,039,808	6.88%	$192,750,000	$3,881,100	8.05%

Interest expense increased by $0.2 million, or 4.1%, for the three months ended March 31, 2025 compared to the same period in 2024. Interest expense for the three months ended March 31, 2025, increased primarily due to higher average debt outstanding. The average outstanding balance for borrowings under the facility increased by $42.0 million, or 21.8%, for the three months ended March 31, 2025 compared to the same period in 2024.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
Operating Expense	2025	2024	Change ($)
Management Fees	$1,875,000	$1,968,750	$(93,750)
Banking and professional fees	320,084	195,100	124,984
Other operating expenses	40,332	58,259	(17,927)
Total Operating Expense	$2,235,416	$2,222,109	$13,307

Management Fees for the three months ended March 31, 2025 and 2024 were $1.9 million and $2.0 million, respectively. For the three months ended March 31, 2025 and 2024, Management Fees were calculated at 1.500% and 1.575% of the Company's committed capital, respectively.

Banking and professional fees increased by $0.1 million for the three months ended March 31, 2025 compared to the same period in 2024. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses decreased by less than $0.1 million for the three months ended March 31, 2025 compared to the same period in 2024. Other operating expense included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended March 31, 2025 and 2024 were $0.2 million and $0.1 million, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2025 and 2024 was $10.7 million and $11.9 million, respectively.

Realized and Change in Unrealized Gains (Losses)

There were no realized gains (losses) from loans for both the three months ended March 31, 2025 and 2024.

There were no realized gains (losses) from derivative instruments for the three months ended March 31, 2025. Net realized gain from derivative instruments was less than $0.1 million for the same period in 2024. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate.

Net change in unrealized loss from loans for the three months ended March 31, 2025 and 2024 was $7.7 million and $2.6 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the deterioration in certain portfolio companies' performance.

Net change in unrealized gain (loss) from derivative instruments for the three months ended March 31, 2025 and 2024, was $(0.1) million and $0.2 million, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended March 31, 2025 and 2024 was $3.0 million and $9.5 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2025 and 2024 was $29.66 and $94.64, respectively.

Liquidity and Capital Resources – March 31, 2025 and December 31, 2024

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $358.0 million and $336.0 million as of March 31, 2025 and December 31, 2024, respectively. As of both March 31, 2025 and December 31, 2024, the Company had subscriptions for capital in the amount of $500.0 million, of which $400.0 million and $375.0 million, respectively had been called and received. As of March 31, 2025, $100.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $73.5 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Net cash provided by (used in) operating activities	$(14,554,679)	$16,714,548
Net cash provided by (used in) financing activities	3,300,000	(12,756,129)
Net increase (decrease) in cash and cash equivalents	$(11,254,679)	$3,958,419

As of March 31, 2025 and December 31, 2024, 5.79% and 10.96%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

The Fund is a party to the Loan and Security Agreement (as amended and restated from time to time) with ING Capital LLC acting as the administrative agent and the other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of March 31, 2025, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2025, $227.5 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $48.4 million for the three months ended March 31, 2025. Net loan amounts outstanding after amortization and valuation adjustments increased by $12.3 million for the same period. Unexpired unfunded commitments totaled $72.8 million as of March 31, 2025.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2025	$829.5 million	$377.1 million	$452.4 million	$72.8 million
December 31, 2024	$781.0 million	$340.9 million	$440.1 million	$101.4 million

The unexpired unfunded commitments by portfolio company as of March 31, 2025 and December 31, 2024 are detailed in Note 10 to the financial statements included in this filing.

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

As of March 31, 2025, the Fund had a cash balance of $14.0 million and $194.2 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $100.0 million and recallable capital of $73.5 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2025, the Fund’s asset coverage ratio was 206%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of March 31, 2025, the outstanding debt balance was $227.5 million with a floating interest rate based on a daily 1-month Adjusted Term SOFR rate of 4.3194%, for which the Fund had derivative instruments in place in the form of interest rate collars with a weighted average floor and ceiling of 2.77% and 5.30% on $100.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2025. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(279,826)	$(1,000,000)	$4,550,000	$3,270,174
(1.00)%	$(139,913)	$—	$2,275,000	$2,135,087
(0.50)%	$(69,957)	$—	$1,137,500	$1,067,543
0.50%	$69,957	$—	$(1,137,500)	$(1,067,543)
1.00%	$139,913	$1,000,000	$(2,275,000)	$(1,135,087)
2.00%	$279,826	$2,000,000	$(4,550,000)	$(2,270,174)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

Global Economic Conditions

The U.S. presidential administration has introduced significant changes in trade and regulatory policies, including tariffs, trade restrictions, and enforcement measures that could affect cross-border commerce and foreign business operations. The effect on global economic growth and trade of these measures remains uncertain, and could disrupt global trade flows and increase operational costs for companies.

Given the expanding scope of trade restrictions and the uncertainty surrounding future policies of the U.S. presidential administration, the Fund can provide no assurances regarding the full extent of any potential impact on its operations. To the extent that changes in the political or regulatory environment due to the imposition of tariffs or other measures negatively impact the Fund or the markets in which it operates, the Fund’s business, financial condition, and results of operations could be materially and adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 14, 2025	Date:	May 14, 2025