Form 10-Q
period 2025-06-30
WTI Fund X, Inc.
filed 2025-08-13
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2025
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2025 and December 31, 2024

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2025 and 2024

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2025 and 2024

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2025 and 2024

Condensed Schedules of Investments (Unaudited)
As of June 30, 2025 and December 31, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30, 2025	December 31, 2024
ASSETS
Loans, at estimated fair value
(amortized cost of $462,000,928 and $466,869,683, respectively)	$425,933,200	$440,132,395
Cash and cash equivalents	10,261,673	25,245,995
Dividend and interest receivables	6,146,030	6,678,186
Other assets	1,936,959	2,284,853
Total assets	444,277,862	474,341,429

LIABILITIES
Borrowings under debt facility	214,500,000	239,500,000
Accrued management fees	1,875,000	1,875,000
Derivative liability	185,239	81,459
Accounts payable and other accrued liabilities	2,401,497	2,539,511
Total liabilities	218,961,736	243,995,970

NET ASSETS	$225,316,126	$230,345,459

Analysis of Net Assets:

Capital paid in on shares of capital stock	$358,000,000	$336,000,000
Cumulative return of capital distributions	(95,188,036)	(77,592,923)
Total distributable losses	(37,495,838)	(28,061,618)
Net assets (equivalent to $2,253.16 and $2,303.45 per share based on 100,000 shares of capital stock outstanding - See Notes 5 and 12)	$225,316,126	$230,345,459

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$84,437,500	$101,387,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

INVESTMENT INCOME:
Interest on loans	$19,991,231	$24,602,371	$36,772,075	$42,421,309
Other income	1,034,669	537,073	1,265,569	729,731
Total investment income	21,025,900	25,139,444	38,037,644	43,151,040

EXPENSES:
Management fees	1,875,000	1,968,750	3,750,000	3,937,500
Interest expense	3,862,968	3,272,216	7,902,775	7,153,316
Banking and professional fees	210,237	142,965	530,322	338,065
Other operating expenses	79,994	159,454	120,326	217,713
Total expenses	6,028,199	5,543,385	12,303,423	11,646,594
Net investment income	14,997,701	19,596,059	25,734,221	31,504,446

Net realized loss from loans	(101,895)	—	(101,895)	—
Net realized gain from derivative instruments	—	6,057	—	15,928
Net change in unrealized loss from loans	(1,659,758)	(12,994,002)	(9,330,440)	(15,622,339)
Net change in unrealized gain (loss) from derivative instruments	(3,607)	(6,599)	(103,780)	167,540
Net realized and change in unrealized loss from loans and derivative instruments	(1,765,260)	(12,994,544)	(9,536,115)	(15,438,871)
Net increase in net assets resulting from operations	$13,232,441	$6,601,515	$16,198,106	$16,065,575

Amounts per common share:
Net increase in net assets resulting from operations per share	$132.32	$66.02	$161.98	$160.66
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2024	100,000	$100	$275,999,900	$(32,950,470)	$(12,330,835)	$230,718,695
Net increase in net assets resulting from operations	—	—	—	—	6,601,515	6,601,515
Distributions of income to shareholder	—	—	—	—	(10,390,023)	(10,390,023)
Contributions from shareholder	—	—	60,000,000	—	—	60,000,000
Balance at June 30, 2024	100,000	$100	$335,999,900	$(32,950,470)	$(16,119,343)	$286,930,187

Balance at March 31, 2025	100,000	$100	$357,999,900	$(80,420,780)	$(35,832,473)	$241,746,747
Net increase in net assets resulting from operations	—	—	—	—	13,232,441	13,232,441
Distributions of income to shareholder	—	—	—	—	(14,895,806)	(14,895,806)
Return of capital to shareholder	—	—	—	(14,767,256)	—	(14,767,256)
Balance at June 30, 2025	100,000	$100	$357,999,900	$(95,188,036)	$(37,495,838)	$225,316,126

Balance at December 31, 2023	100,000	$100	$275,999,900	$(32,950,470)	$(15,747,394)	$227,302,136
Net increase in net assets resulting from operations	—	—	—	—	16,065,575	16,065,575
Distributions of income to shareholder	—	—	—	—	(16,437,524)	(16,437,524)
Contributions from shareholder	—	—	60,000,000	—	—	60,000,000
Balance at June 30, 2024	100,000	$100	$335,999,900	$(32,950,470)	$(16,119,343)	$286,930,187

Balance at December 31, 2024	100,000	$100	$335,999,900	$(77,592,923)	$(28,061,618)	$230,345,459
Net increase in net assets resulting from operations	—	—	—	—	16,198,106	16,198,106
Distributions of income to shareholder	—	—	—	—	(25,632,326)	(25,632,326)
Return of capital to shareholder	—	—	—	(17,595,113)	—	(17,595,113)
Contributions from shareholder	—	—	22,000,000	—	—	22,000,000
Balance at June 30, 2025	100,000	$100	$357,999,900	$(95,188,036)	$(37,495,838)	$225,316,126

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$16,198,106	$16,065,575
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	101,895	—
Net realized gain from derivative instruments	—	(15,928)
Net change in unrealized loss from loans	9,330,440	15,622,339
Net change in unrealized (gain) loss from derivative instruments	103,780	(167,540)
Amortization of deferred costs related to debt facility	221,073	221,073
Origination of loans	(60,487,000)	(90,408,000)
Principal payments on loans, net of accretion	60,452,689	93,324,621
Acquisition of equity securities	(6,726,268)	(9,016,286)
Changes in operating assets and liabilities:
Net decrease in dividend and interest receivables	532,156	164,881
Net decrease in other assets	126,821	525,354
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(138,014)	(975,261)
Net cash provided by operating activities	19,715,678	25,340,828

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(31,700,000)	(3,266,000)
Contributions from shareholder	22,000,000	60,000,000
Borrowings under debt facility	7,000,000	—
Repayments of borrowings under debt facility	(32,000,000)	(72,500,000)
Payments received for derivative instruments	—	15,928
Net cash used in financing activities	(34,700,000)	(15,750,072)

Net increase (decrease) in cash and cash equivalents	(14,984,322)	9,590,756

CASH AND CASH EQUIVALENTS:
Beginning of period	25,245,995	17,230,603
End of period	$10,261,673	$26,821,359

SUPPLEMENTAL DISCLOSURES:

CASH PAID DURING THE PERIOD:
Interest - Debt facility	$7,731,234	$7,434,508
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$11,527,439	$13,171,524
Receipt of equity securities as repayment of loans	$4,801,171	$4,155,238

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$3,750,000	$3,639,290	$3,639,290	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	7,500,000	6,928,025	6,928,025	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	2,529,085	2,620,544	2,620,544	8/1/2026
	Biolojic Design Ltd. ** ^ Subtotal					13,779,085	13,187,859	13,187,859
	Mazen Animal Health Inc.		Senior Secured	14.3%		2,968,177	2,886,934	2,525,120	*
	Ukko Inc. ** ^		Senior Secured	11.5%		1,402,520	1,377,389	1,377,389	5/1/2026
Biotechnology Total		7.6%				$18,149,782	$17,452,182	$17,090,368

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$5,000,000	$5,134,605	$5,134,605	*
	Proto, Inc.		Senior Secured	12.5%		209,371	207,156	207,156	10/1/2025
	Proto, Inc.		Senior Secured	13.0%	17.8%	750,000	654,927	654,927	7/1/2028
	Proto, Inc.		Senior Secured	12.8%		209,908	209,907	209,907	10/1/2025
	Proto, Inc. Subtotal					1,169,279	1,071,990	1,071,990
Computers & Storage Total		2.8%				$6,169,279	$6,206,595	$6,206,595

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$960,222	$420,559	$420,559	1/1/2027
	Findigs, Inc.		Senior Secured	13.5%		2,994,885	2,869,141	2,869,141	7/1/2027
	Giant Labs, Inc.		Senior Secured	12.8%		2,000,000	2,047,858	2,047,858	3/1/2028
	Miami Labs, Inc.		Senior Secured	13.3%		4,418,718	4,301,292	4,301,292	5/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		199,121	190,577	190,577	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	9,134,951	9,134,951	*
	Realm Living, Inc.		Senior Secured	15.7%		3,396,467	3,293,474	3,293,474	6/1/2027
	RetailerX, Inc.		Senior Secured	11.0%		7,519,423	7,287,705	6,231,763	*
	Threedium , Inc. ** ^		Senior Secured	13.3%		1,000,000	858,335	858,335	12/1/2027
	Vinvesto, Inc.		Senior Secured	15.0%		102,784	102,784	102,784	5/1/2026
	Vinvesto, Inc.		Senior Secured	14.8%		102,598	98,981	98,981	5/1/2026
	Vinvesto, Inc. Subtotal					205,382	201,765	201,765
Internet Total		13.1%				$32,223,321	$30,605,657	$29,549,715

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,534,636	$1,309,189	$1,309,189	9/1/2027
	Gallant Pet, Inc.		Senior Secured	14.0%		1,153,959	1,101,770	1,101,770	10/1/2026
	Gallant Pet, Inc.		Senior Secured	13.3%		1,875,000	1,687,951	1,687,951	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		1,125,000	1,124,998	1,124,998	5/1/2028
	Gallant Pet, Inc. Subtotal					4,153,959	3,914,719	3,914,719
Medical Devices Total		2.3%				$5,688,595	$5,223,908	$5,223,908

Other Healthcare
	CarePoint ** ^		Senior Secured	13.8%		$801,496	$780,864	$545,136	7/1/2026
	Charlie Financial Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,433,191	3,433,191	7/1/2028
	Charlie Financial Inc.		Senior Secured	12.5%	3.9%	3,500,000	3,301,955	3,301,955	7/1/2028
	Charlie Financial Inc. Subtotal					7,000,000	6,735,146	6,735,146
	GoForward, Inc.		Senior Secured	11.5%		20,109,362	18,063,517	8,934,522	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Julie Products Inc.		Senior Secured	15.8%		183,310	181,542	181,542	6/1/2026
	Julie Products Inc.		Senior Secured	13.0%		126,258	125,097	125,097	9/1/2025
	Julie Products Inc.		Senior Secured	15.3%		154,177	152,872	152,872	4/1/2026
	Julie Products Inc. Subtotal					463,745	459,511	459,511
	KBS, Inc.		Senior Secured	14.0%		110,698	106,712	106,712	6/1/2026
	Lark Technologies, Inc.		Senior Secured	13.5%		11,250,000	8,616,067	8,616,067	4/1/2028
	Modern Animal, Inc.		Senior Secured	12.8%		15,000,000	14,760,619	14,760,619	2/1/2028
	Modern Animal, Inc.		Senior Secured	12.8%		4,419,728	3,995,399	3,995,399	8/1/2027
	Modern Animal, Inc. Subtotal					19,419,728	18,756,018	18,756,018
	Open Inc.		Senior Secured	13.5%		168,228	165,288	165,288	3/1/2026
	Open Inc.		Senior Secured	14.8%		169,938	169,055	169,055	3/1/2026
	Open Inc. Subtotal					338,166	334,343	334,343
	PrecisionOS Technology Inc. ** ^		Senior Secured	12.0%		38,438	38,294	38,294	7/1/2025
	Yuva Biosciences, Inc.		Senior Secured	13.3%		101,482	97,435	97,435	5/1/2026
Other Healthcare Total		19.8%				$59,633,115	$53,987,907	$44,623,184

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$562,500	$485,657	$485,657	10/1/2028
	American Castanea PBC		Senior Secured	11.8%	6.7%	250,000	24,330	24,330	12/1/2027
	American Castanea PBC		Senior Secured	11.8%	6.7%	575,000	577,846	577,846	10/1/2028
	American Castanea PBC Subtotal					825,000	602,176	602,176
	ArroFi Inc.		Senior Secured	11.3%		913,420	899,666	899,666	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	548,094	*
	Badiani Limited ** ^		Senior Secured	13.6%		1,719,107	1,638,961	1,280,765	*
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,788,155	450,665	*
	Belong, Inc.		Senior Secured	13.5%		1,500,000	986,132	986,132	3/1/2029
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,561	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,063,747	1,063,747	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,027,351	1,027,351	7/1/2028
	Carbon Ridge, Inc. Subtotal					2,250,000	2,091,098	2,091,098
	Cella Farms Inc.		Senior Secured	11.8%	2.0%	1,500,000	1,462,800	1,462,800	12/1/2027
	Ceres Imaging, Inc.		Senior Secured	12.0%		750,000	735,782	586,264	*
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	941,448	941,448	2/1/2028
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	106,205	*
	Creoate Limited ** ^		Senior Secured	11.8%		168,322	166,287	166,287	12/1/2025
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	550,652	544,419	544,419	10/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	663,193	655,164	655,164	11/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	460,253	453,728	453,728	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	481,654	481,654	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	482,631	482,631	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	577,081	568,364	568,364	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	482,385	482,385	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	481,241	481,241	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		648,000	641,519	641,519	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		465,000	424,229	424,229	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		525,000	518,169	518,169	12/1/2028
	Creoate Limited ** ^		Senior Secured	14.0%		84,456	83,968	83,968	3/1/2026
	Creoate Limited ** ^		Senior Secured	12.8%		162,000	160,289	160,289	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	507,766	500,933	500,933	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	816,112	761,150	761,150	8/1/2027
	Creoate Limited ** ^		Senior Secured	15.5%		354,463	350,449	350,449	2/1/2027
	Creoate Limited ** ^ Subtotal					7,932,298	7,756,579	7,756,579
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,389,088	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	479,476	23,507	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Gold Words, LLC		Senior Secured	12.0%		643,015	624,151	624,151	12/1/2027
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		10,358,230	9,928,068	9,928,068	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		20,918,631	15,037,935	15,037,935	*
	Hint, Inc.		Senior Secured	13.8%		5,250,000	3,470,699	3,470,699	1/1/2028
	Holo, Inc.		Senior Secured	13.5%		242,433	89,505	89,505	*
	Hyphen Technologies, Inc.		Senior Secured	11.5%		992,991	980,347	980,347	3/1/2026
	Innventure LLC **		Senior Secured	13.5%		15,000,000	6,180,524	6,180,524	6/1/2028
	Intuition Robotics, Inc. ** ^		Senior Secured	12.0%		471,101	467,635	467,635	11/1/2025
	Joy Memories, Inc		Senior Secured	12.0%		5,060,397	4,780,555	4,780,555	6/1/2027
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	7,500,000	7,162,768	7,162,768	7/1/2028
	Last Energy Inc.		Senior Secured	13.8%		4,500,000	4,091,889	4,091,889	4/1/2028
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,364,069	532,722	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		111,949	107,442	107,442	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		573,134	568,322	568,322	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					685,083	675,764	675,764
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,872,600	3,541,042	*
	Merlin Labs, Inc.		Senior Secured	13.5%	2.9%	10,638,454	10,538,453	10,538,453	2/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	2.6%	8,510,763	8,388,806	8,388,806	2/1/2027
	Merlin Labs, Inc.		Senior Secured	13.5%	3.5%	10,638,454	9,943,991	9,943,991	2/1/2027
	Merlin Labs, Inc. Subtotal					29,787,671	28,871,250	28,871,250
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	23,568,198	22,697,046	22,697,046	10/1/2027
	Overdrive Products Inc.		Senior Secured	13.5%		500,000	377,399	377,399	1/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	5,625,000	4,644,919	4,644,919	1/1/2028
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	867,442	831,527	*
	Reali Inc.		Senior Secured	12.5%		3,586,031	2,630,866	7,322	*
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	4,385,421	4,183,649	4,183,649	3/1/2027
	Ripple Foods, PBC		Senior Secured	12.0%	2.5%	3,531,908	3,479,391	3,479,391	8/1/2027
	Ripple Foods, PBC Subtotal					7,917,329	7,663,040	7,663,040
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	649,664	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,514,517	8,489,671	8,489,671	12/1/2027
	Runzy, Inc.		Senior Secured	14.4%		220,000	214,698	214,698	3/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		2,250,000	2,123,803	2,123,803	4/1/2028
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	2,688,483	2,641,472	2,641,472	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	1,344,241	1,351,891	1,351,891	1/1/2027
	Sun Day Carwash, Inc. Subtotal					4,032,724	3,993,363	3,993,363
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,716,973	947,530	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	Titan Health & Security Technologies, Inc.		Senior Secured	12.0%		114,702	114,204	114,204	8/1/2025
	TomoCredit, Inc.		Senior Secured	13.8%		2,298,426	2,240,272	2,240,272	4/1/2027
	Umbra Lab, Inc.		Senior Secured	13.5%		1,859,162	1,838,190	1,838,190	4/1/2026
	Umbra Lab, Inc.		Senior Secured	15.3%		3,484,874	3,421,901	3,421,901	10/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		7,500,000	7,206,894	7,206,894	1/1/2028
	Umbra Lab, Inc. Subtotal					12,844,036	12,466,985	12,466,985
	Virtuix Holdings, Inc.		Senior Secured	12.3%		57,258	57,038	57,038	9/1/2025
	World Wrapps II, Inc.		Senior Secured	12.5%		1,000,000	911,560	911,560	1/1/2028
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	233,996	*
	Zimeno Inc.		Senior Secured	11.5%		3,557,986	3,528,209	3,528,209	10/1/2026
	Zimeno Inc.		Senior Secured	11.5%		1,625,007	1,603,602	1,603,602	1/1/2026
	Zimeno Inc. Subtotal					5,182,993	5,131,811	5,131,811
Other Technology Total		80.8%				$220,423,395	$193,853,920	$182,097,712

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Security
	Axiado Corporation		Senior Secured	10.5%		$363,513	$363,512	$363,512	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		363,513	359,613	359,613	10/1/2025
	Axiado Corporation Subtotal					727,026	723,125	723,125
Security Total		0.3%				$727,026	$723,125	$723,125

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$4,461,384	$4,272,705	$4,272,705	12/1/2026
Semiconductors & Equipment Total		1.9%				$4,461,384	$4,272,705	$4,272,705

Software
	Abacum Inc.		Senior Secured	12.8%		$1,500,000	$1,467,296	$1,467,296	5/1/2028
	Abacum Inc.		Senior Secured	13.5%		863,164	837,380	837,380	10/1/2026
	Abacum Inc. Subtotal					2,363,164	2,304,676	2,304,676
	AI Netomi, Inc.		Senior Secured	12.0%		5,100,351	4,706,970	4,706,970	11/1/2027
	AI Netomi, Inc.		Senior Secured	12.0%		2,250,000	2,250,000	2,250,000	8/1/2028
	AI Netomi, Inc. Subtotal					7,350,351	6,956,970	6,956,970
	APIsecAI, Inc.		Senior Secured	12.0%		1,500,000	1,375,152	1,375,152	5/1/2028
	Blackcart, Inc. ** ^		Senior Secured	13.3%		842,703	831,384	47,308	*
	Bloomboard, Inc.		Senior Secured	12.0%	2.7%	1,413,557	1,427,106	1,427,106	10/1/2027
	Bloomboard, Inc.		Senior Secured	12.0%	3.0%	3,298,300	3,162,661	3,162,661	10/1/2027
	Bloomboard, Inc. Subtotal					4,711,857	4,589,767	4,589,767
	BlueCart, Inc.		Senior Secured	14.1%		1,013,226	934,753	934,753	12/1/2026
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,500,000	1,427,895	1,427,895	12/1/2027
	Common Sun, Inc		Senior Secured	11.0%		600,284	588,235	588,235	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		284,512	284,510	284,510	1/1/2027
	Common Sun, Inc Subtotal					884,796	872,745	872,745
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	562,500	430,587	430,587	11/1/2028
	Eskalera, Inc.		Senior Secured	12.0%		1,238,701	1,217,846	729,403	9/1/2028
	Family First, Inc		Senior Secured	12.0%	7.4%	3,474,838	3,507,027	3,507,027	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		111,419	109,229	3,822	12/1/2025
	Form Remodel, Inc.		Senior Secured	11.0%		250,572	248,936	53,052	8/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		216,807	215,589	40,961	6/1/2026
	Form Remodel, Inc.		Senior Secured	11.0%		147,195	146,622	15,988	2/1/2026
	Form Remodel, Inc. Subtotal					725,993	720,376	113,823
	FutureProof Technologies, Inc.		Senior Secured	13.5%		441,263	430,238	430,238	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		156,798	155,279	155,279	4/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		399,384	376,199	—	*
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		5,286,227	5,153,662	5,153,662	4/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	2,108,903	2,075,324	2,075,324	2/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	1,652,192	1,646,581	1,646,581	6/1/2027
	Kolors, Inc. ** ^ Subtotal					3,761,095	3,721,905	3,721,905
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		8,852,318	8,322,803	8,322,803	8/1/2027
	Manifold Inc.		Senior Secured	12.0%	6.7%	2,250,000	2,117,367	2,117,367	5/1/2028
	Merlyn Mind, Inc.		Senior Secured	13.1%		24,040,802	20,811,388	20,811,388	9/1/2028
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,240,474	536,830	*
	Parkoursc, Inc.		Senior Secured	13.0%		943,083	881,584	881,584	10/1/2027
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	1,586,828	1,566,198	1,566,198	10/1/2026
	Parkoursc, Inc.		Senior Secured	13.0%		1,000,000	974,541	974,541	3/1/2028
	Parkoursc, Inc. Subtotal					3,529,911	3,422,323	3,422,323

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Ratio Technologies, Inc.		Senior Secured	11.0%		100,167	90,494	90,494	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		662,107	657,038	657,038	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		239,400	237,542	237,542	1/1/2027
	Ratio Technologies, Inc. Subtotal					1,001,674	985,074	985,074
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	2,425,701	2,409,304	2,409,304	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	2,425,701	2,304,734	2,304,734	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%		3,234,268	3,187,731	3,187,731	10/1/2027
	Safe Securities Inc. Subtotal					8,085,670	7,901,769	7,901,769
	Scaleup Finance Group ApS ** ^		Senior Secured	15.8%		848,196	837,180	837,180	1/1/2027
	Scaleup Finance Group ApS ** ^		Senior Secured	15.0%		557,315	538,768	538,768	6/1/2026
	Scaleup Finance Group ApS ** ^ Subtotal					1,405,511	1,375,948	1,375,948
	Semsee Corp.		Senior Secured	14.3%	1.0%	2,023,099	1,959,179	1,959,179	1/1/2027
	SkySQL, Inc.		Senior Secured	11.3%		750,000	700,375	700,375	10/1/2028
	Sonatus, Inc		Senior Secured	12.5%		1,115,658	1,103,729	1,103,729	12/1/2025
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,230	672,474	380,890	*
	Truepic Inc.		Senior Secured	12.3%		1,500,000	1,453,401	1,453,401	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		750,000	618,443	618,443	12/1/2027
	Truepic Inc. Subtotal					2,250,000	2,071,844	2,071,844
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,287,742	1,170,159	1,170,159	5/1/2027
	Vesta Housing, Inc.		Senior Secured	11.8%		513,733	501,184	501,184	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,150,907	2,150,907	3/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		513,733	509,300	509,300	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	1,500,000	1,490,477	1,490,477	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,231,527	2,231,527	5/1/2026
	Vesta Housing, Inc. Subtotal					7,027,466	6,883,395	6,883,395
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	5,025,000	4,776,723	4,776,723	11/1/2027
Software Total		43.1%				$111,567,386	$105,137,782	$97,270,986

Technology Services
	2045 Studio, Inc.		Senior Secured	13.8%		$597,993	$567,031	$—	*
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	732,279	732,279	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	575,723	575,723	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	732,958	732,958	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	375,000	366,198	366,198	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	731,551	731,551	1/1/2029
	Ava Finance, Inc. Subtotal					3,375,000	3,138,709	3,138,709
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,345,111	3,345,111	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,673,041	3,673,041	5/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,676,430	3,676,430	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	11.8%		376,670	374,491	374,491	8/1/2025
	Klar Holdings Limited ** ^ Subtotal					11,626,670	11,069,073	11,069,073
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,480,372	404,984	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	549,093	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	3,000,000	2,807,842	2,807,842	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		389,055	297,715	—	*
	Techspert.IO Limited ** ^		Senior Secured	14.8%		1,291,029	1,273,984	1,273,984	3/1/2027
	Techspert.IO Limited ** ^		Senior Secured	13.8%		773,549	755,464	755,464	6/1/2026
	Techspert.IO Limited ** ^ Subtotal					2,064,578	2,029,448	2,029,448
Technology Services Total		8.9%				$27,202,892	$25,661,394	$19,999,149

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$4,530,848	$4,272,801	$4,272,801	12/1/2027
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	2,000,000	2,040,201	2,040,201	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	5,000,000	4,976,058	4,976,058	6/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	8,000,000	7,586,693	7,586,693	12/1/2027
	Nextivity, Inc. Subtotal					15,000,000	14,602,952	14,602,952
Wireless Total		8.4%				$19,530,848	$18,875,753	$18,875,753

	Grand Total	189.0%				$505,777,023	$462,000,928	$425,933,200

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	4.3%	9,761,673	$9,761,673	$9,761,673
Total Cash Equivalents		4.3%	9,761,673	$9,761,673	$9,761,673

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	$50,000,000	$(926)	$—	$(926)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	50,000,000	(184,313)	—	(184,313)
Total				$100,000,000	$(185,239)	$—	$(185,239)

* As of June 30, 2025, loans with a cost basis of $97.1 million and a fair value of $62.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2025, 21.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of June 30, 2025, all loans were made to non-affiliates.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings within, 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. (“MUFG Bank”) and U.S. Bank National Association (“US Bank”), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank amounting to $500,000 and $200,000 as of June 30, 2025 and December 31, 2024, respectively, is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2025, the Fund held 9,761,673 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.22% and $500,000 in cash, which together represented 4.55% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2024, the Fund held 25,045,995 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.35%, and $200,000 in cash, which together represented 10.96% of the net assets of the Fund.

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

As of June 30, 2025 and December 31, 2024, the financial statements included nonmarketable investments of $425.9 million and $440.1 million, respectively, (or 95.9% and 92.8% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “most advantageous market”). Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the effective yield rate would have the effect of lowering the fair value of the current portfolio of loans.

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

As of June 30, 2025 and December 31, 2024, loans with a cost basis of $97.1 million and $68.7 million and a fair value of $62.4 million and $43.1 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2025 and December 31, 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2025 and December 31, 2024, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Six Months Ended
Performing Loans	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted-Average Interest Rate - Cash	15.89%	19.99%	14.55%	17.03%
Weighted-Average Interest Rate - Non-Cash	5.06%	6.70%	4.30%	5.17%
Weighted-Average Interest Rate	20.95%	26.69%	18.85%	22.20%

	For the Three Months Ended		For the Six Months Ended
All Loans	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted-Average Interest Rate - Cash	13.79%	19.42%	12.80%	16.66%
Weighted-Average Interest Rate - Non-Cash	4.33%	6.51%	3.75%	5.05%
Weighted-Average Interest Rate	18.12%	25.93%	16.55%	21.71%

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

All loans as of June 30, 2025 and December 31, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2025 and December 31, 2024, the Fund had unexpired unfunded commitments to borrowers of $84.4 million and $101.4 million, respectively.

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

There were no transfers in or out of Level 1, 2 or 3 during the six months ended June 30, 2025 and 2024.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$17,090,368	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 17%	17%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 30% *

Computers & Storage	6,206,595	Most advantageous market analysis	Most advantageous market effective yield rate	23% *	23%
		Asset Recovery	Probability weighting of alternative outcomes	30% - 40% *

Internet	29,549,715	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 26%	19%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 50% ^

Medical Devices	5,223,908	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 26%	20%

Other Healthcare	44,623,184	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 32%	25%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 75% ^

Other Technology	182,097,712	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	723,125	Most advantageous market analysis	Most advantageous market effective yield rate	13%*	13%

Semiconductors & Equipment	4,272,705	Most advantageous market analysis	Most advantageous market effective yield rate	16%*	16%

Software	97,270,986	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 27%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Technology Services	19,999,149	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 19%	16%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Wireless	18,875,753	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 19%	19%

Total Loan Investments	$425,933,200

(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within this industry based on different potential future outcomes.
* There is only one loan within this industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$8,310,791	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 18%	17%

Computers & Storage	6,074,396	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 16%	15%

Internet	32,839,167	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 27%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 95% ^

Medical Devices	4,722,469	Most advantageous market analysis	Most advantageous market effective yield rate	20% - 21%	21%

Other Healthcare	35,756,431	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 22%	17%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 50% ^

Other Technology	196,333,339	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 38%	21%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	1,750,322	Most advantageous market analysis	Most advantageous market effective yield rate	13%*	13%

Semiconductors & Equipment	4,554,800	Most advantageous market analysis	Most advantageous market effective yield rate	16% *	16%

Software	114,036,837	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 30%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Technology Services	16,888,434	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 20%	18%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Wireless	18,865,409	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 19%	19%

Total Loan Investments	$440,132,395

(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within each industry based on different potential future outcomes.
* There is only one loan within this industry that utilizes this valuation technique.

The following tables present the balances of assets and liabilities as of June 30, 2025 and December 31, 2024 measured at fair value on a recurring basis:

As of June 30, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$425,933,200	$425,933,200
Cash equivalents	9,761,673	—	—	9,761,673
Total assets	$9,761,673	$—	$425,933,200	$435,694,873

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$185,239	$—	$185,239
Total liabilities	$—	$185,239	$—	$185,239

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$440,132,395	$440,132,395
Cash equivalents	25,045,995	—	—	25,045,995
Total assets	$25,045,995	$—	$440,132,395	$465,178,390

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$81,459	$—	$81,459
Total liabilities	$—	$81,459	$—	$81,459

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$452,389,465	$—	$—
Acquisitions and originations	12,075,000	4,552,187	110,875
Principal payments on loans, net of accretion	(36,769,611)	—	—
Distributions to shareholder	—	(4,552,187)	(110,875)
Net realized loss from loans	(101,895)	—	—
Net change in unrealized loss from loans	(1,659,759)	—	—
Ending balance	$425,933,200	$—	$—

Net change in unrealized loss from loans still held at June 30, 2025	$(1,787,473)

	For the Six Months Ended June 30, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$440,132,395	$—	$—
Acquisitions and originations	60,487,000	10,616,688	910,751
Principal payments on loans, net of accretion	(65,253,860)	—	—
Distributions to shareholder	—	(10,616,688)	(910,751)
Net realized loss from loans	(101,895)	—	—
Net change in unrealized loss from loans	(9,330,440)	—	—
Ending balance	$425,933,200	$—	$—

Net change in unrealized loss from loans still held at June 30, 2025	$(9,581,140)

	For the Three Months Ended June 30, 2024
	Loans	Warrants	Stock	Convertible Notes
Beginning balance	$395,415,834	$—	$—	$—
Acquisitions and originations	71,525,000	8,168,773	2,133,543	87,707
Principal payments on loans, net of accretion	(73,040,917)	—	—	—
Distributions to shareholder	—	(8,168,773)	(2,133,543)	(87,707)
Net change in unrealized loss from loans	(12,994,002)	—	—	—
Ending balance	$380,905,915	$—	$—	$—

Net change in unrealized loss from loans still held at June 30, 2024	$(12,994,002)

	For the Six Months Ended June 30, 2024
	Loans	Warrants	Stock	Convertible Notes
Beginning balance	$403,600,113	$—	$—	$—
Acquisitions and originations	90,408,000	10,617,948	2,165,869	387,707
Principal payments on loans, net of accretion	(97,479,859)	—	—	—
Distributions to shareholder	—	(10,617,948)	(2,165,869)	(387,707)
Net change in unrealized loss from loans	(15,622,339)	—	—	—
Ending balance	$380,905,915	$—	$—	$—

Net change in unrealized loss from loans still held at June 30, 2024	$(15,622,339)

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

5. CAPITAL STOCK

As of both June 30, 2025 and December 31, 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2025 and December 31, 2024, was $500.0 million. Total contributed capital to the Company as of June 30, 2025 and December 31, 2024 was $400.0 million and $375.0 million, respectively, of which $358.0 million and $336.0 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Cash distributions	$31,700,000	$3,266,000
Distributions of securities	11,527,439	13,171,524
Total distributions to shareholder	$43,227,439	$16,437,524
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

On April 30, 2021, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of June 30, 2025 and December 31, 2024, the Fund’s asset coverage for borrowings was 204% and 196%, respectively.

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

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of June 30, 2025, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.
As of June 30, 2025, the Term SOFR rates were as follows:

1-month Term SOFR	4.32229%
3-month Term SOFR	4.29235%
6-month Term SOFR	4.14656%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of June 30, 2025 and December 31, 2024, the remaining unamortized fees and costs of $0.6 million and $0.8 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount of at least 20% of the aggregate principal balance of the outstanding borrowings ( the "Minimum Hedge Percentage"). The Fund is required to comply with this Minimum Hedge percentage only after the date on which the Subscription Secured Borrowings percentage is less than 25% of the Borrowing Base (See Note 8). As of June 30, 2025 and December 31, 2024, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of June 30, 2025:

	Amount	Maturity Date	Weighted Average All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$214,500,000	October 18, 2026	6.68935%
Total Outstanding	$214,500,000
(a) Inclusive of Applicable SOFR Margin of 0.11448% as of June 30, 2025 plus 2.24600% SOFR Adjustment.

The following is the summary of the outstanding facility draws as of December 31, 2024:

	Amount	Maturity Date	Weighted Average All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$239,500,000	October 18, 2026	6.89466%
Total Outstanding	$239,500,000
(a) Inclusive of Applicable SOFR Margin of 0.11448% as of December 31, 2024 plus 2.26800% SOFR Adjustment.

The carrying value of the Fund's borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of June 30, 2025 and December 31, 2024, $214.5 million and $239.5 million, respectively, was outstanding under the debt facility.

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

For the three and six months ended June 30, 2025 and 2024, Management Fees were calculated at 1.500% and 1.575% of the Company's committed capital, respectively. Management Fees of $1.9 million and $2.0 million were recognized as expenses for the three months ended June 30, 2025 and 2024, respectively. Management Fees of $3.8 million and $3.9 million were recognized as expenses for the six months ended June 30, 2025 and 2024, respectively.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024:

	Derivative Liabilities
Derivative Instruments	June 30, 2025	December 31, 2024
Interest rate collar	$185,239	$81,459

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations for the three and six months ended June 30, 2025 and 2024:

		For the Three Months Ended		For the Six Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(3,607)	$(6,599)	$(103,780)	$167,540
	Net realized gain from derivative instruments	$—	$6,057	$—	$15,928

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(185,239)	$—	$—	$—	$(185,239)
Total	$(185,239)	$—	$—	$—	$(185,239)

	As of December 31, 2024
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(81,459)	$—	$—	$—	$(81,459)
Total	$(81,459)	$—	$—	$—	$(81,459)

(1) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty.
There were no derivative assets as of either June 30, 2025 or December 31, 2024.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of June 30, 2025, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$462,000,928	$—	$(36,067,728)	$(36,067,728)
Total	$462,000,928	$—	$(36,067,728)	$(36,067,728)

	As of June 30, 2025
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(185,239)	$(185,239)
Total	$—	$—	$(185,239)	$(185,239)

	As of December 31, 2024
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$466,869,683	$—	$(26,737,288)	$(26,737,288)
Total	$466,869,683	$—	$(26,737,288)	$(26,737,288)

	As of December 31, 2024
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(81,459)	$(81,459)
Total	$—	$—	$(81,459)	$(81,459)

There was no unrealized appreciation or depreciation relating to derivative assets as of either June 30, 2025 or December 31, 2024.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2025, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2025.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of June 30, 2025, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of June 30, 2025 and December 31, 2024, the Fund’s unexpired unfunded commitments to borrowers totaled $84.4 million and $101.4 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2025 and December 31, 2024:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2025	Expiration Date
Abacum Inc.	Software	$15,000,000	03/31/27
AI Tech Holdings, Inc.	Other Technology	562,500	09/30/25
APIsecAI, Inc.	Software	750,000	12/31/25
Ava Finance, Inc.	Technology Services	3,000,000	08/31/25
Belong, Inc.	Other Technology	750,000	08/31/25
Biolojic Design Ltd.	Biotechnology	3,750,000	09/30/25
Censia Inc.	Software	7,500,000	12/31/25
Confirm HR, Inc.	Software	750,000	12/31/25
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Klar Holdings Limited	Technology Services	3,750,000	07/31/25
Lark Technologies, Inc.	Other Healthcare	7,500,000	04/30/26
Manifold Inc.	Software	750,000	12/31/25
Owlet Baby Care, Inc.	Other Technology	5,625,000	08/15/25
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Threedium , Inc.	Internet	1,750,000	07/31/25
Total		$84,437,500

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
AI Netomi, Inc.	Software	$2,250,000	01/31/25
American Castanea PBC	Other Technology	1,750,000	04/30/25
Carbon Ridge, Inc.	Other Technology	1,125,000	04/01/25
Charlie Financial Inc.	Other Healthcare	3,500,000	03/31/25
Creoate Limited	Other Technology	1,662,000	05/31/25
Gallant Pet, Inc.	Medical Devices	1,125,000	02/28/25
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Gold Words, LLC	Other Technology	375,000	06/30/25
Innventure LLC	Other Technology	22,500,000	01/31/25
Klar Holdings Limited	Technology Services	7,500,000	07/31/25
Manifold Inc.	Software	750,000	12/31/25
Modern Animal, Inc.	Other Healthcare	10,000,000	01/31/25
Overdrive Products Inc.	Other Technology	1,500,000	03/31/25
Owlet Baby Care, Inc.	Other Technology	5,625,000	08/15/25
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Scripta Insights, Inc.	Other Technology	750,000	03/31/25
SkySQL, Inc.	Software	750,000	07/31/25
Threedium , Inc.	Internet	1,750,000	07/31/25
Truepic Inc.	Software	3,000,000	01/03/25
ZeroCater, Inc.	Software	2,475,000	01/31/25
Total		$101,387,000

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

11. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The chief operating decision maker ("CODM") is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Condensed Statements of Operations.
12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2025 and 2024.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024

Total return**	5.48%	2.63%	6.76%	6.90%
Per share amounts:
Net asset value, beginning of period	$2,417.47	$2,307.19	$2,303.45	$2,273.02
Net investment income	149.98	195.96	257.34	315.04
Net realized and change in unrealized loss from loans and derivative instruments	(17.66)	(129.95)	(95.36)	(154.38)
Net increase in net assets resulting from operations	132.32	66.01	161.98	160.66
Distributions of income to shareholder	(148.96)	(103.90)	(256.32)	(164.38)
Return of capital to shareholder	(147.67)	—	(175.95)	—
Contributions from shareholder	—	600.00	220.00	600.00
Net asset value, end of period	$2,253.16	$2,869.30	$2,253.16	$2,869.30
Net assets, end of period	$225,316,126	$286,930,187	$225,316,126	$286,930,187

Ratios to average net assets:
Expenses*	9.98%	8.65%	10.09%	9.63%
Net investment income*	24.83%	30.56%	21.10%	26.05%
Portfolio turnover rate	—%	—%	—%	—%
Average debt outstanding	$219,750,000	$164,000,000	$227,214,286	$177,000,000

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

Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the effective yield rate would each have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all loans approximates fair value.

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
Results of Operations - For the Three and Six Months Ended June 30, 2025 and 2024

Analysis of Interest Income

Total investment income for the three months ended June 30, 2025 and 2024 was $21.0 million and $25.1 million, respectively. Total investment income for the six months ended June 30, 2025 and 2024 was $38.0 million and $43.2 million, respectively. Investment income primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30, 2025				For the Three Months Ended June 30, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$377,544,380	$19,777,353	15.89%	5.06%	$368,674,510	$24,602,371	19.99%	6.70%
All Loans	$441,342,063	$19,991,231	13.79%	4.33%	$379,571,778	$24,602,371	19.42%	6.51%

Interest income for performing loans and all loans decreased by $4.8 million and $4.6 million, or 19.6% and 18.7%, respectively, for the three months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily due to early loan payoffs during the three months ended June 30, 2025 compared to the same period in 2024. The average outstanding balance for performing loans and all loans increased by $8.9 million and $61.8 million, or 2.4% and 16.3%, respectively, for the three months ended June 30, 2025 compared to the same period in 2024.

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30, 2025				For the Six Months Ended June 30, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$387,812,526	$36,542,429	14.55%	4.30%	$382,213,695	$42,421,309	17.03%	5.17%
All Loans	$444,313,278	$36,772,075	12.80%	3.75%	$390,863,884	$42,421,309	16.66%	5.05%
Interest income for both performing loans and all loans decreased by $5.9 million and $5.6 million, or 13.9% and 13.3% , for the six months ended June 30, 2025 compared to the same period in 2024. The decrease is primarily due to early loan payoffs during the six months ended June 30, 2025 in comparison to the same period in 2024. The average outstanding balance for performing loans and all loans increased by $5.6 million and $53.4 million, or 1.5% and 13.7%, respectively, for the six months ended June 30, 2025 compared to the same period in 2024.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$219,750,000	$3,862,968	7.03%	$164,000,000	$3,272,216	7.98%

Interest expense increased by $0.6 million, or 18.1%, for the three months ended June 30, 2025 compared to the same period in 2024. Interest expense for the three months ended June 30, 2025, increased primarily due to higher average debt outstanding. The average outstanding balance for borrowings under the facility increased by $55.8 million, or 34.0%, for the three months ended June 30, 2025 compared to the same period in 2024.

The following table shows the average balance, interest expense, and weighted average interest rate for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$227,214,286	$7,902,775	6.96%	$177,000,000	$7,153,316	8.08%

Interest expense increased by $0.7 million, or 10.5%, for the six months ended June 30, 2025 compared to the same period in 2024. Interest expense for the six months ended June 30, 2025, increased due to higher average debt outstanding partially offset by a lower weighted average interest rate. The average outstanding balance for borrowings under the facility increased by $50.2 million, or 28.4%, for the six months ended June 30, 2025 compared to the same period in 2024.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2025	2024	Change ($)	2025	2024	Change ($)
Management Fees	$1,875,000	$1,968,750	$(93,750)	$3,750,000	$3,937,500	$(187,500)
Banking and professional fees	210,237	142,965	67,272	530,322	338,065	192,257
Other operating expenses	79,994	159,454	(79,460)	120,326	217,713	(97,387)
Total Operating Expense	$2,165,231	$2,271,169	$(105,938)	$4,400,648	$4,493,278	$(92,630)

For the three and six months ended June 30, 2025 and 2024, Management Fees were calculated at 1.500% and 1.575% of the Company's committed capital, respectively.

Banking and professional fees increased by $0.1 million and $0.2 million, or 47.1% and 56.9%, respectively, for the three and six months ended June 30, 2025 compared to the same period in 2024. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses decreased by $0.1 million, or 49.8% and 44.7%, respectively, for the three and six months ended June 30, 2025 compared to the same period in 2024. Other operating expense included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended June 30, 2025 and 2024 were $0.9 million and $0.4 million, respectively. Non-recurring fees for the six months ended June 30, 2025 and 2024 were $1.2 million and $0.5 million, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2025 and 2024 was $15.0 million and $19.6 million, respectively. Net investment income for the six months ended June 30, 2025 and 2024 was $25.7 million and $31.5 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized losses from loans for both the three and six months ended June 30, 2025 was $0.1 million. There were no net realized gains (losses) from loans for the comparative period in 2024.

There were no realized gains (losses) from derivative instruments for the three and six months ended June 30, 2025. Net realized gain from derivative instruments was less than $0.1 million for both the three and six months ended June 30, 2024. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate.

Net change in unrealized loss from loans was $1.7 million and $13.0 million for the three months ended June 30, 2025 and 2024, respectively. Net change in unrealized loss from loans was $9.3 million and $15.6 million for the six months ended June 30, 2025 and 2024, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net change in unrealized loss from derivative instruments was less than $0.1 million for both the three months ended June 30, 2025 and 2024. Net change in unrealized gain (loss) from derivative instruments was $(0.1) million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended June 30, 2025 and 2024 was $13.2 million and $6.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2025 and 2024 was $132.32 and $66.02, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2025 and 2024 was $16.2 million and $16.1 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2025 and 2024 was $161.98 and $160.66, respectively.

Liquidity and Capital Resources – June 30, 2025 and December 31, 2024

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $358.0 million and $336.0 million as of June 30, 2025 and December 31, 2024, respectively. As of both June 30, 2025 and December 31, 2024, the Company had subscriptions for capital in the amount of $500.0 million, of which $400.0 million and $375.0 million, respectively had been called and received. As of June 30, 2025, $100.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $95.3 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the six months ended June 30, 2025 and 2024 were as follows:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Net cash provided by operating activities	$19,715,678	$25,340,828
Net cash used in financing activities	(34,700,000)	(15,750,072)
Net increase (decrease) in cash and cash equivalents	$(14,984,322)	$9,590,756

As of June 30, 2025 and December 31, 2024, 4.55% and 10.96%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of June 30, 2025, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2025, $214.5 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $60.5 million for the six months ended June 30, 2025. Net loan amounts outstanding after amortization and valuation adjustments decreased by $14.2 million for the same period. Unexpired unfunded commitments totaled $84.4 million as of June 30, 2025.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2025	$841.5 million	$415.6 million	$425.9 million	$84.4 million
December 31, 2024	$781.0 million	$340.9 million	$440.1 million	$101.4 million

The unexpired unfunded commitments by portfolio company as of June 30, 2025 and December 31, 2024 are detailed in Note 10 to the financial statements included in this filing.

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

As of June 30, 2025, the Fund had a cash balance of $10.3 million and $200.2 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $100.0 million and recallable capital of $95.3 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2025, the Fund’s asset coverage ratio was 204%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2025, the outstanding debt balance was $214.5 million with a floating interest rate based on a daily 1-month Adjusted Term SOFR rate of 4.3223%, for which the Fund had derivative instruments in place in the form of interest rate collars with a weighted average floor and ceiling of 2.77% and 5.30% on $100.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2025. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(205,233)	$(458,855)	$4,290,000	$(3,625,912)
(1.00)%	$(102,617)	$—	$2,145,000	$2,042,383
(0.50)%	$(51,308)	$—	$1,072,500	$1,021,192
0.50%	$51,308	$—	$(1,072,500)	$(1,021,192)
1.00%	$102,617	$22,290	$(2,145,000)	$(2,020,093)
2.00%	$205,233	$1,022,290	$(4,290,000)	$(3,062,477)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 13, 2025	Date:	August 13, 2025