Form 10-Q
period 2025-09-30
WTI Fund X, Inc.
filed 2025-11-13
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2025
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2025 and December 31, 2024

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2025 and 2024

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2025 and 2024

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2025 and 2024

Condensed Schedules of Investments (Unaudited)
As of September 30, 2025 and December 31, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
ASSETS
Loans, at estimated fair value
(amortized cost of $445,502,845 and $466,869,683, respectively)	$408,347,774	$440,132,395
Cash and cash equivalents	13,538,936	25,245,995
Dividend and interest receivables	5,946,740	6,678,186
Other assets	1,399,517	2,284,853
Total assets	429,232,967	474,341,429

LIABILITIES
Borrowings under debt facility	214,500,000	239,500,000
Accrued management fees	1,875,000	1,875,000
Derivative liability	74,768	81,459
Accounts payable and other accrued liabilities	3,258,416	2,539,511
Total liabilities	219,708,184	243,995,970

NET ASSETS	$209,524,783	$230,345,459

Analysis of Net Assets:

Capital paid in on shares of capital stock	$358,000,000	$336,000,000
Cumulative return of capital distributions	(110,002,507)	(77,592,923)
Total distributable losses	(38,472,710)	(28,061,618)
Net assets (equivalent to $2,095.25 and $2,303.45 per share based on 100,000 shares of capital stock outstanding - See Notes 5 and 12)	$209,524,783	$230,345,459

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$84,750,000	$101,387,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

INVESTMENT INCOME:
Interest on loans	$18,615,240	$18,789,303	$55,387,316	$61,210,612
Other income	145,655	355,290	1,411,224	1,085,021
Total investment income	18,760,895	19,144,593	56,798,540	62,295,633

EXPENSES:
Management fees	1,875,000	1,968,750	5,625,000	5,906,250
Interest expense	3,803,159	3,141,578	11,705,934	10,294,894
Banking and professional fees	40,229	54,703	570,551	392,768
Other operating expenses	67,663	70,288	187,991	288,001
Total expenses	5,786,051	5,235,319	18,089,476	16,881,913
Net investment income	12,974,844	13,909,274	38,709,064	45,413,720

Net realized loss from loans	(567,031)	—	(668,925)	—
Net realized gain from derivative instruments	—	7,669	—	23,597
Net change in unrealized loss from loans	(1,087,343)	(2,317,514)	(10,417,783)	(17,939,853)
Net change in unrealized gain (loss) from derivative instruments	110,471	(110,351)	6,691	57,189
Net realized and change in unrealized loss from loans and derivative instruments	(1,543,903)	(2,420,196)	(11,080,017)	(17,859,067)
Net increase in net assets resulting from operations	$11,430,941	$11,489,078	$27,629,047	$27,554,653

Amounts per common share:
Net increase in net assets resulting from operations per share	$114.31	$114.89	$276.29	$275.55
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2024	100,000	$100	$335,999,900	$(32,950,470)	$(16,119,343)	$286,930,187
Net increase in net assets resulting from operations	—	—	—	—	11,489,078	11,489,078
Distributions of income to shareholder	—	—	—	—	(11,044,209)	(11,044,209)
Balance at September 30, 2024	100,000	$100	$335,999,900	$(32,950,470)	$(15,674,474)	$287,375,056

Balance at June 30, 2025	100,000	$100	$357,999,900	$(95,188,036)	$(37,495,838)	$225,316,126
Net increase in net assets resulting from operations	—	—	—	—	11,430,941	11,430,941
Distributions of income to shareholder	—	—	—	—	(12,407,813)	(12,407,813)
Return of capital to shareholder	—	—	—	(14,814,471)	—	(14,814,471)
Balance at September 30, 2025	100,000	$100	$357,999,900	$(110,002,507)	$(38,472,710)	$209,524,783

Balance at December 31, 2023	100,000	$100	$275,999,900	$(32,950,470)	$(15,747,394)	$227,302,136
Net increase in net assets resulting from operations	—	—	—	—	27,554,653	27,554,653
Distributions of income to shareholder	—	—	—	—	(27,481,733)	(27,481,733)
Contributions from shareholder	—	—	60,000,000	—	—	60,000,000
Balance at September 30, 2024	100,000	$100	$335,999,900	$(32,950,470)	$(15,674,474)	$287,375,056

Balance at December 31, 2024	100,000	$100	$335,999,900	$(77,592,923)	$(28,061,618)	$230,345,459
Net increase in net assets resulting from operations	—	—	—	—	27,629,047	27,629,047
Distributions of income to shareholder	—	—	—	—	(38,040,139)	(38,040,139)
Return of capital to shareholder	—	—	—	(32,409,584)	—	(32,409,584)
Contributions from shareholder	—	—	22,000,000	—	—	22,000,000
Balance at September 30, 2025	100,000	$100	$357,999,900	$(110,002,507)	$(38,472,710)	$209,524,783

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$27,629,047	$27,554,653
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	668,925	—
Net realized gain from derivative instruments	—	(23,597)
Net change in unrealized loss from loans	10,417,783	17,939,853
Net change in unrealized gain from derivative instruments	(6,691)	(57,189)
Amortization of deferred costs related to debt facility	331,610	331,610
Origination of loans	(74,737,000)	(171,740,000)
Principal payments on loans, net of accretion	87,858,812	122,471,300
Acquisition of equity securities	(8,673,622)	(15,621,646)
Changes in operating assets and liabilities:
Net (increase) decrease in dividend and interest receivables	731,446	(491,501)
Net decrease in other assets	553,726	1,218,581
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	718,905	(896,039)
Net cash provided by (used in) operating activities	45,492,941	(19,313,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(54,200,000)	(7,266,000)
Contributions from shareholder	22,000,000	60,000,000
Borrowings under debt facility	7,000,000	51,500,000
Repayments of borrowings under debt facility	(32,000,000)	(72,500,000)
Payments received for derivative instruments	—	23,597
Net cash provided by (used) in financing activities	(57,200,000)	31,757,597

Net increase (decrease) in cash and cash equivalents	(11,707,059)	12,443,622

CASH AND CASH EQUIVALENTS:
Beginning of period	25,245,995	17,230,603
End of period	$13,538,936	$29,674,225

SUPPLEMENTAL DISCLOSURES:

CASH PAID DURING THE PERIOD:
Interest - Debt facility	$11,433,532	$10,168,871
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$16,249,723	$20,215,733
Receipt of equity securities as repayment of loans	$7,576,101	$4,594,087

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$3,750,000	$3,657,444	$3,657,444	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	7,500,000	7,013,745	7,013,745	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	2,018,510	2,143,003	2,143,003	8/1/2026
	Biolojic Design Ltd. ** ^ Subtotal					13,268,510	12,814,192	12,814,192
	Mazen Animal Health Inc.		Senior Secured	14.3%		2,982,460	2,897,244	2,138,454	*
	Ukko Inc. ** ^		Senior Secured	11.5%		1,034,913	1,020,955	1,020,955	5/1/2026
Biotechnology Total		7.6%				$17,285,883	$16,732,391	$15,973,601

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$5,000,000	$5,134,605	$5,134,605	*
	Proto, Inc.		Senior Secured	12.5%		53,182	52,958	52,958	10/1/2025
	Proto, Inc.		Senior Secured	12.8%		53,335	53,335	53,335	10/1/2025
	Proto, Inc.		Senior Secured	13.0%	17.8%	750,000	675,399	675,399	7/1/2028
	Proto, Inc. Subtotal					856,517	781,692	781,692
Computers & Storage Total		2.8%				$5,856,517	$5,916,297	$5,916,297

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$909,323	$500,972	$500,972	1/1/2027
	Findigs, Inc.		Senior Secured	13.5%		2,679,424	2,579,191	2,579,191	7/1/2027
	Giant Labs, Inc.		Senior Secured	12.8%		2,000,000	2,099,121	2,099,121	3/1/2028
	Miami Labs, Inc.		Senior Secured	13.3%		2,365,666	2,285,842	2,285,842	3/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		155,475	150,174	150,174	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		9,529,103	8,134,951	8,134,951	*
	Realm Living, Inc.		Senior Secured	15.7%		3,173,782	3,091,100	3,091,100	6/1/2027
	RetailerX, Inc.		Senior Secured	11.0%		7,431,217	7,085,550	7,085,550	*
	Threedium , Inc. ** ^		Senior Secured	13.3%		914,592	795,938	795,938	12/1/2027
Internet Total		12.8%				$29,158,582	$26,722,839	$26,722,839

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,534,636	$1,340,109	$1,340,109	9/1/2027
	Gallant Pet, Inc.		Senior Secured	13.3%		1,875,000	1,711,375	1,711,375	5/1/2028
	Gallant Pet, Inc.		Senior Secured	14.0%		954,063	918,232	918,232	10/1/2026
	Gallant Pet, Inc.		Senior Secured	13.0%		1,125,000	1,124,998	1,124,998	5/1/2028
	Gallant Pet, Inc. Subtotal					3,954,063	3,754,605	3,754,605
Medical Devices Total		2.4%				$5,488,699	$5,094,714	$5,094,714

Other Healthcare
	CarePoint ** ^		Senior Secured	13.8%		$828,967	$810,300	$574,572	7/1/2026
	Charlie Financial Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,451,525	3,451,525	7/1/2028
	Charlie Financial Inc.		Senior Secured	12.5%	3.9%	3,500,000	3,337,249	3,337,249	7/1/2028
	Charlie Financial Inc. Subtotal					7,000,000	6,788,774	6,788,774
	GoForward, Inc.		Senior Secured	11.5%		20,226,578	18,180,734	9,051,738	*
	KBS, Inc.		Senior Secured	14.0%		84,493	82,135	82,135	6/1/2026
	Lark Technologies, Inc.		Senior Secured	13.5%		11,250,000	8,943,181	8,943,181	4/1/2028
	Modern Animal, Inc.		Senior Secured	12.8%		13,419,728	12,813,666	12,813,666	12/1/2030

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Open Inc.		Senior Secured	14.8%		115,411	114,967	114,967	3/1/2026
	Open Inc.		Senior Secured	13.5%		114,074	112,671	112,671	3/1/2026
	Open Inc. Subtotal					229,485	227,638	227,638
	Yuva Biosciences, Inc.		Senior Secured	13.3%		75,044	72,782	72,782	5/1/2026
Other Healthcare Total		18.4%				$53,114,295	$47,919,210	$38,554,486

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$562,500	$496,998	$496,998	10/1/2028
	American Castanea PBC		Senior Secured	11.8%	6.7%	575,000	580,921	580,921	10/1/2028
	American Castanea PBC		Senior Secured	11.8%	6.7%	228,254	24,429	24,429	12/1/2027
	American Castanea PBC Subtotal					803,254	605,350	605,350
	ArroFi Inc.		Senior Secured	11.3%		648,537	641,412	641,412	4/1/2026
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	548,094	*
	Badiani Limited ** ^		Senior Secured	13.6%		1,719,107	1,638,961	1,202,391	*
	Bankroll Club, LLC		Senior Secured	14.0%		1,965,212	1,788,155	450,666	*
	Belong, Inc.		Senior Secured	13.5%		750,000	644,938	644,938	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		1,500,000	1,020,080	1,020,080	3/1/2029
	Belong, Inc. Subtotal					2,250,000	1,665,018	1,665,018
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,562	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,069,500	1,069,500	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,039,377	1,039,377	7/1/2028
	Carbon Ridge, Inc. Subtotal					2,250,000	2,108,877	2,108,877
	Cella Farms Inc.		Senior Secured	11.8%	2.0%	1,369,526	1,342,967	1,079,714	12/1/2027
	Chairman Me, Inc.		Senior Secured	12.0%		626,831	591,508	—	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	966,876	966,876	2/1/2028
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	106,205	*
	Creoate Limited ** ^		Senior Secured	11.8%		85,423	84,831	84,831	12/1/2025
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	603,899	598,396	598,396	11/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		631,675	626,109	626,109	5/1/2028
	Creoate Limited ** ^		Senior Secured	15.5%		307,082	304,087	304,087	2/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		441,435	406,546	406,546	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	499,369	495,267	495,267	10/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	483,033	483,033	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	481,894	481,894	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	483,282	483,282	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	733,316	690,591	690,591	8/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	531,124	524,578	524,578	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	482,293	482,293	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	464,133	459,254	459,254	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		162,000	160,494	160,494	8/1/2028
	Creoate Limited ** ^		Senior Secured	14.0%		57,304	57,071	57,071	3/1/2026
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	422,198	417,416	417,416	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		525,000	518,850	518,850	12/1/2028
	Creoate Limited ** ^ Subtotal					7,413,958	7,273,992	7,273,992
	Daisyco, Inc.		Senior Secured	10.8%		3,750,000	3,423,755	3,423,755	4/1/2029
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	2,227,897	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	479,476	23,507	*
	Gold Words, LLC		Senior Secured	12.0%		587,253	571,607	571,607	12/1/2027
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	955,616	253,305	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		9,986,753	9,645,035	9,645,035	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		20,918,631	14,646,679	14,646,679	*
	Hint, Inc.		Senior Secured	13.8%		5,138,451	3,581,181	3,581,181	1/1/2028
	Holo, Inc.		Senior Secured	13.5%		204,304	26,811	26,811	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Hyphen Technologies, Inc.		Senior Secured	11.5%		671,673	665,667	665,667	3/1/2026
	Innventure LLC **		Senior Secured	13.5%		15,000,000	6,914,258	6,914,258	6/1/2028
	Joy Memories, Inc		Senior Secured	12.0%		4,854,709	4,694,346	4,694,346	6/1/2027
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	7,500,000	7,246,625	7,246,625	7/1/2028
	Last Energy Inc.		Senior Secured	13.8%		4,500,000	4,145,912	4,145,912	4/1/2028
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,291,370	122,760	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.8%		473,139	469,857	469,857	10/1/2026
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	11.5%		56,796	55,476	55,476	12/1/2025
	Logistech Solutions Pte. Ltd. ** ^ Subtotal					529,935	525,333	525,333
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,508,070	2,409,036	*
	Merlin Labs, Inc.		Senior Secured	13.5%		26,781,847	27,090,528	27,090,528	6/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	21,367,052	20,822,818	20,822,818	10/1/2027
	Overdrive Products Inc.		Senior Secured	13.5%		471,902	367,538	367,538	1/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	5,625,000	4,826,320	4,826,320	1/1/2028
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	828,505	828,505	*
	Reali Inc.		Senior Secured	12.5%		3,538,903	2,583,738	13,727	*
	Ripple Foods, PBC		Senior Secured	12.0%		8,320,320	8,153,013	8,153,013	6/1/2029
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	649,664	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,321,445	8,347,484	8,347,484	12/1/2027
	Runzy, Inc.		Senior Secured	14.4%		220,000	215,458	215,458	3/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		2,250,000	2,140,946	2,140,946	4/1/2028
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	1,151,003	1,166,226	1,166,226	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	2,302,005	2,286,291	2,286,291	1/1/2027
	Sun Day Carwash, Inc. Subtotal					3,453,008	3,452,517	3,452,517
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,691,973	922,530	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	TomoCredit, Inc.		Senior Secured	13.8%		2,018,863	1,974,180	1,974,180	4/1/2027
	Umbra Lab, Inc.		Senior Secured	13.5%		1,323,695	1,312,797	1,312,797	4/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		7,078,534	6,832,562	6,832,562	1/1/2028
	Umbra Lab, Inc.		Senior Secured	15.3%		2,885,517	2,842,337	2,842,337	10/1/2026
	Umbra Lab, Inc. Subtotal					11,287,746	10,987,696	10,987,696
	World Wrapps II, Inc.		Senior Secured	12.5%		943,069	881,258	881,258	1/1/2028
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	—	*
	Zimeno Inc.		Senior Secured	11.5%		4,854,287	4,734,337	4,233,256	10/1/2026
Other Technology Total		83.6%				$213,462,337	$189,040,181	$175,180,307
Security
	Axiado Corporation		Senior Secured	10.5%		$92,102	$92,102	$92,102	10/1/2025
	Axiado Corporation		Senior Secured	10.5%		92,102	91,710	91,710	10/1/2025
	Axiado Corporation Subtotal					184,204	183,812	183,812
Security Total		0.1%				$184,204	$183,812	$183,812

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	11.5%		$4,147,556	$3,995,166	$3,995,166	12/1/2026
Semiconductors & Equipment Total		1.9%				$4,147,556	$3,995,166	$3,995,166

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Software
	Abacum Inc.		Senior Secured	13.5%		$713,212	$695,558	$695,558	10/1/2026
	Abacum Inc.		Senior Secured	12.8%		1,500,000	1,471,549	1,471,549	5/1/2028
	Abacum Inc. Subtotal					2,213,212	2,167,107	2,167,107
	AI Netomi, Inc.		Senior Secured	12.0%		4,640,325	4,315,361	4,315,361	11/1/2027
	AI Netomi, Inc.		Senior Secured	12.0%		2,250,000	2,250,000	2,250,000	8/1/2028
	AI Netomi, Inc. Subtotal					6,890,325	6,565,361	6,565,361
	APIsecAI, Inc.		Senior Secured	12.0%		1,500,000	1,389,917	1,389,917	5/1/2028
	Blackcart, Inc. ** ^		Senior Secured	13.3%		842,703	826,153	—	*
	Bloomboard, Inc.		Senior Secured	12.0%		4,713,454	4,623,661	4,623,661	3/1/2028
	BlueCart, Inc.		Senior Secured	14.1%		859,238	802,533	802,533	12/1/2026
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,371,497	1,311,519	1,311,519	12/1/2027
	Common Sun, Inc		Senior Secured	11.0%		242,898	242,897	242,897	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		468,197	460,786	460,786	7/1/2026
	Common Sun, Inc Subtotal					711,095	703,683	703,683
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	562,500	448,034	448,034	11/1/2028
	Eskalera, Inc.		Senior Secured	12.0%		1,195,633	1,177,443	802,090	9/1/2028
	Family First, Inc		Senior Secured	12.0%	7.4%	3,148,479	3,219,963	3,219,963	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		585,436	581,935	52,336	*
	FutureProof Technologies, Inc.		Senior Secured	13.5%		336,600	330,095	330,095	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		111,362	110,576	110,576	4/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		399,384	376,199	—	*
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		4,639,157	4,537,423	4,537,423	4/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	1,822,174	1,813,726	1,813,726	2/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	1,469,807	1,474,583	1,474,583	6/1/2027
	Kolors, Inc. ** ^ Subtotal					3,291,981	3,288,309	3,288,309
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		7,956,547	7,529,983	7,529,983	8/1/2027
	Manifold Inc.		Senior Secured	12.0%	6.7%	2,250,000	2,149,592	2,149,592	5/1/2028
	Merlyn Mind, Inc.		Senior Secured	13.1%		24,844,926	22,095,461	22,095,461	9/1/2028
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,240,474	536,830	*
	Parkoursc, Inc.		Senior Secured	13.0%		855,498	805,054	805,054	10/1/2027
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	1,309,974	1,304,478	1,304,478	10/1/2026
	Parkoursc, Inc.		Senior Secured	13.0%		1,000,000	978,232	978,232	3/1/2028
	Parkoursc, Inc. Subtotal					3,165,472	3,087,764	3,087,764
	Ratio Technologies, Inc.		Senior Secured	11.0%		565,265	561,575	561,575	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		85,517	78,410	78,410	1/1/2027
	Ratio Technologies, Inc.		Senior Secured	11.0%		204,385	203,033	203,033	1/1/2027
	Ratio Technologies, Inc. Subtotal					855,167	843,018	843,018
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	2,198,516	2,189,895	2,189,895	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	2,198,516	2,103,972	2,103,972	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%		2,931,354	2,899,636	2,899,636	10/1/2027
	Safe Securities Inc. Subtotal					7,328,386	7,193,503	7,193,503
	Semsee Corp.		Senior Secured	14.3%	1.0%	1,733,918	1,693,925	1,693,925	1/1/2027
	Sonatus, Inc		Senior Secured	12.5%		566,499	563,009	563,009	12/1/2025
	Standard Dental OpCo , Inc.		Senior Secured	10.0%	20.1%	9,000,000	7,681,502	7,681,502	10/1/2026
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		732,893	642,670	405,215	*
	Truepic Inc.		Senior Secured	12.3%		1,500,000	1,459,467	1,459,467	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		685,158	574,875	574,875	12/1/2027
	Truepic Inc. Subtotal					2,185,158	2,034,342	2,034,342
	UCM Digital Health, Inc.		Senior Secured	12.5%		1,176,836	1,084,103	827,956	5/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	1,500,000	1,501,814	1,501,814	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,196,610	2,196,610	3/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		391,040	388,439	388,439	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		391,040	383,658	383,658	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,247,975	2,247,975	5/1/2026
	Vesta Housing, Inc. Subtotal					6,782,080	6,718,496	6,718,496
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	4,864,195	4,685,310	4,685,310	11/1/2027
Software Total		47.0%				$112,854,542	$106,319,360	$98,398,513
Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$750,000	$733,260	$733,260	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	734,425	734,425	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	735,208	735,208	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	732,586	732,586	2/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	593,492	593,492	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	375,000	367,554	367,554	11/1/2028
	Ava Finance, Inc. Subtotal					4,125,000	3,896,525	3,896,525
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,402,253	3,402,253	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,686,567	3,686,567	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,750,000	3,683,077	3,683,077	5/1/2028
	Klar Holdings Limited ** ^ Subtotal					11,250,000	10,771,897	10,771,897
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,485,045	253,286	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	549,093	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	2,830,313	2,676,415	2,676,415	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		389,055	296,966	—	*
	Techspert.IO Limited ** ^		Senior Secured	14.3%		1,810,695	1,722,336	1,722,336	9/1/2027
Technology Services Total		9.5%				$26,554,659	$25,120,388	$19,869,552

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$4,530,848	$4,329,432	$4,329,432	12/1/2027
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	5,000,000	5,021,639	5,021,639	6/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	2,000,000	2,054,704	2,054,704	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	7,310,458	7,052,712	7,052,712	12/1/2027
	Nextivity, Inc. Subtotal					14,310,458	14,129,055	14,129,055
Wireless Total		8.8%				$18,841,306	$18,458,487	$18,458,487

	Grand Total	194.9%				$486,948,580	$445,502,845	$408,347,774

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	$50,000,000	$—	$—	$—
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	50,000,000	(74,768)	—	(74,768)
Total				$100,000,000	$(74,768)	$—	$(74,768)

* As of September 30, 2025, loans with a cost basis of $94.3 million and a fair value of $58.8 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2025, 21.0% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of September 30, 2025, all loans were made to non-affiliates.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.
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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in money market mutual funds with original maturities of 90 days or less. Investments in money market mutual funds are valued at net asset value, which approximates fair value.

As of September 30, 2025, the Fund’s cash was held at two financial institutions: Safra National Bank (“Safra Bank”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”) and Mitsubishi UFJ Financial Group, Inc. (“MUFG Bank”), which is not FDIC-insured. As of December 31, 2024, cash and cash equivalents were held at U.S. Bank National Association (“US Bank”), an FDIC-insured institution and MUFG Bank.

On September 9, 2025, the Manager entered into a new custody agreement on behalf of the Fund, transitioning the Fund’s FDIC-insured cash deposit banking relationship from US Bank to Safra Bank and, on September 12, 2025, the Fund terminated its custody agreement with US Bank. All cash held at MUFG Bank is exposed to custodial credit risk in the event of a failure of that institution. Additionally, balances held at the FDIC-insured institution that exceed the federal insurance limit of $250,000 expose the Fund to a concentration of credit risk.

As of September 30, 2025, the Fund held $13,538,936 in cash, including $537,500 at MUFG Bank, which represented 6.46% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2024, the Fund held 25,045,995 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.35% and $200,000 in cash at MUFG Bank, which together represented 10.96% of the net assets of the Fund.

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

As of September 30, 2025 and December 31, 2024, the financial statements included nonmarketable investments of $408.3 million and $440.1 million, respectively, (or 95.1% and 92.8% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

As of September 30, 2025 and December 31, 2024, loans with a cost basis of $94.3 million and $68.7 million and a fair value of $58.8 million and $43.1 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2025 and December 31, 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2025 and December 31, 2024, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Nine Months Ended
Performing Loans	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted-Average Interest Rate - Cash	15.44%	14.87%	14.83%	16.19%
Weighted-Average Interest Rate - Non-Cash	5.76%	4.13%	4.75%	4.78%
Weighted-Average Interest Rate	21.20%	19.00%	19.58%	20.97%

	For the Three Months Ended		For the Nine Months Ended
All Loans	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted-Average Interest Rate - Cash	13.13%	14.26%	12.92%	15.72%
Weighted-Average Interest Rate - Non-Cash	4.91%	3.95%	4.12%	4.65%
Weighted-Average Interest Rate	18.04%	18.21%	17.04%	20.37%

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

All loans as of September 30, 2025 and December 31, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2025 and December 31, 2024, the Fund had unexpired unfunded commitments to borrowers of $84.8 million and $101.4 million, respectively.

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

There were no transfers in or out of Level 1, 2 or 3 during the nine months ended September 30, 2025 and 2024.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$15,973,601	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 17%	17%
		Asset Recovery	Probability weighting of alternative outcomes	25% *

Computers & Storage	5,916,297	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%
		Asset Recovery	Probability weighting of alternative outcomes	30% - 40% *

Internet	26,722,839	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 26%	19%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 75% ^

Medical Devices	5,094,714	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 26%	20%

Other Healthcare	38,554,486	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 32%	20%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 67% ^

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)
Other Technology	175,180,307	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	20%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Security	183,812	Most advantageous market analysis	Most advantageous market effective yield rate	13%*	13%

Semiconductors & Equipment	3,995,166	Most advantageous market analysis	Most advantageous market effective yield rate	16%*	16%

Software	98,398,513	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 27%	19%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Technology Services	19,869,552	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 20%	16%
		Asset Recovery	Probability weighting of alternative outcomes	3% - 100% ^

Wireless	18,458,487	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 19%	19%

Total Loan Investments	$408,347,774

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

The following tables present the balances of assets and liabilities as of September 30, 2025 and December 31, 2024 measured at fair value on a recurring basis:

As of September 30, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$408,347,774	$408,347,774
Total assets	$—	$—	$408,347,774	$408,347,774

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$74,768	$—	$74,768
Total liabilities	$—	$74,768	$—	$74,768

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$440,132,395	$440,132,395
Cash equivalents	25,045,995	—	—	25,045,995
Total assets	$25,045,995	$—	$440,132,395	$465,178,390

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$81,459	$—	$81,459
Total liabilities	$—	$81,459	$—	$81,459

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$425,933,200	$—	$—
Acquisitions and originations	14,250,000	4,555,197	167,087
Principal payments on loans, net of accretion	(30,181,053)	—	—
Distributions to shareholder	—	(4,555,197)	(167,087)
Net realized loss from loans	(567,030)	—	—
Net change in unrealized loss from loans	(1,087,343)	—	—
Ending balance	$408,347,774	$—	$—

Net change in unrealized loss from loans still held at September 30, 2025	$(1,803,893)

	For the Nine Months Ended September 30, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$440,132,395	$—	$—
Acquisitions and originations	74,737,000	15,171,885	1,077,838
Principal payments on loans, net of accretion	(95,434,913)	—	—
Distributions to shareholder	—	(15,171,885)	(1,077,838)
Net realized loss from loans	(668,925)	—	—
Net change in unrealized loss from loans	(10,417,783)	—	—
Ending balance	$408,347,774	$—	$—

Net change in unrealized loss from loans still held at September 30, 2025	$(10,668,484)

	For the Three Months Ended September 30, 2024
	Loans	Warrants	Stock
Beginning balance	$380,905,915	$—	$—
Acquisitions and originations	81,332,000	5,617,455	1,426,754
Principal payments on loans, net of accretion	(29,585,528)	—	—
Distributions to shareholder	—	(5,617,455)	(1,426,754)
Net change in unrealized loss from loans	(2,317,514)	—	—
Ending balance	$430,334,873	$—	$—

Net change in unrealized loss from loans still held at September 30, 2024	$(2,317,514)

	For the Nine Months Ended September 30, 2024
	Loans	Warrants	Stock	Convertible Notes
Beginning balance	$403,600,113	$—	$—	$—
Acquisitions and originations	171,740,000	16,235,403	3,592,623	387,707
Principal payments on loans, net of accretion	(127,065,387)	—	—	—
Distributions to shareholder	—	(16,235,403)	(3,592,623)	(387,707)
Net change in unrealized loss from loans	(17,939,853)	—	—	—
Ending balance	$430,334,873	$—	$—	$—

Net change in unrealized loss from loans still held at September 30, 2024	$17,939,853

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

5. CAPITAL STOCK

As of both September 30, 2025 and December 31, 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2025 and December 31, 2024, was $500.0 million. Total contributed capital to the Company as of September 30, 2025 and December 31, 2024 was $400.0 million and $375.0 million, respectively, of which $358.0 million and $336.0 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Cash distributions	$54,200,000	$7,266,000
Distributions of securities	16,249,723	20,215,733
Total distributions to shareholder	$70,449,723	$27,481,733
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

On April 30, 2021, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of September 30, 2025 and December 31, 2024, the Fund’s asset coverage for borrowings was 197% and 196%, respectively.

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

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of September 30, 2025, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

As of September 30, 2025, the Term SOFR rates were as follows:

1-month Term SOFR	4.12920%
3-month Term SOFR	3.97639%
6-month Term SOFR	3.84590%

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility. As of September 30, 2025 and December 31, 2024, the remaining unamortized fees and costs of $0.5 million and $0.8 million, respectively, are being amortized over the expected life of the facility, which is expected to terminate on October 18, 2026.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount of at least 20% of the aggregate principal balance of the outstanding borrowings ( the "Minimum Hedge Percentage"). The Fund is required to comply with this Minimum Hedge percentage only after the date on which the Subscription Secured Borrowings percentage is less than 25% of the Borrowing Base (See Note 8). As of September 30, 2025 and December 31, 2024, Management is not aware of instances of non-compliance with financial covenants.

The following is the summary of the outstanding facility draws as of September 30, 2025:

	Amount	Maturity Date	Weighted Average All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$214,500,000	October 18, 2026	6.43279%
Total Outstanding	$214,500,000
(a) Inclusive of Applicable SOFR Margin of 0.11448% as of September 30, 2025 plus 2.18400% SOFR Adjustment.

The following is the summary of the outstanding facility draws as of December 31, 2024:

	Amount	Maturity Date	Weighted Average All-In Interest Rate (a)
Adjusted Term SOFR Rate Loan	$239,500,000	October 18, 2026	6.89466%
Total Outstanding	$239,500,000
(a) Inclusive of Applicable SOFR Margin of 0.11448% as of December 31, 2024 plus 2.26800% SOFR Adjustment.

The carrying value of the Fund's borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of September 30, 2025 and December 31, 2024, $214.5 million and $239.5 million, respectively, was outstanding under the debt facility.

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

For the three and nine months ended September 30, 2025 and 2024, Management Fees were calculated at 1.500% and 1.575% of the Company's committed capital, respectively. Management Fees of $1.9 million and $2.0 million were recognized as expenses for the three months ended September 30, 2025 and 2024, respectively. Management Fees of $5.6 million and $5.9 million were recognized as expenses for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024:

	Derivative Liabilities
Derivative Instruments	September 30, 2025	December 31, 2024
Interest rate collar	$74,768	$81,459

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations for the three and nine months ended September 30, 2025 and 2024:

		For the Three Months Ended		For the Nine Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$110,471	$(110,351)	$6,691	$57,189
	Net realized gain from derivative instruments	$—	$7,669	$—	$23,597

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(74,768)	$—	$—	$—	$(74,768)
Total	$(74,768)	$—	$—	$—	$(74,768)

	As of December 31, 2024
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(81,459)	$—	$—	$—	$(81,459)
Total	$(81,459)	$—	$—	$—	$(81,459)

(1) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty.
There were no derivative assets as of either September 30, 2025 or December 31, 2024.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of September 30, 2025, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$445,502,845	$—	$(37,155,071)	$(37,155,071)
Total	$445,502,845	$—	$(37,155,071)	$(37,155,071)

	As of September 30, 2025
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(74,768)	$(74,768)
Total	$—	$—	$(74,768)	$(74,768)

	As of December 31, 2024
Asset	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$466,869,683	$—	$(26,737,288)	$(26,737,288)
Total	$466,869,683	$—	$(26,737,288)	$(26,737,288)

	As of December 31, 2024
Liability	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Derivative liability	$—	$—	$(81,459)	$(81,459)
Total	$—	$—	$(81,459)	$(81,459)

There was no unrealized appreciation or depreciation relating to derivative assets as of either September 30, 2025 or December 31, 2024.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2025, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2025.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of September 30, 2025, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of September 30, 2025 and December 31, 2024, the Fund’s unexpired unfunded commitments to borrowers totaled $84.8 million and $101.4 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2025 and December 31, 2024:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2025	Expiration Date
Abacum Inc.	Software	$15,000,000	03/31/27
APIsecAI, Inc.	Software	750,000	12/31/25
Ava Finance, Inc.	Technology Services	2,250,000	03/31/26
Censia Inc.	Software	7,500,000	12/31/25
Confirm HR, Inc.	Software	750,000	12/31/25
Creoate Limited	Other Technology	1,125,000	01/31/26
Daisyco, Inc.	Other Technology	3,750,000	06/30/26
Fortull, Inc.	Other Technology	1,125,000	10/31/26
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Lark Technologies, Inc.	Other Healthcare	7,500,000	04/30/26
Manifold Inc.	Software	750,000	12/31/25
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Standard Dental OpCo , Inc.	Software	2,250,000	11/30/25
Teiko Bio, Inc.	Biotechnology	1,500,000	06/30/26
Vitable, Inc.	Other Healthcare	7,500,000	03/14/26
Total		$84,750,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
AI Netomi, Inc.	Software	$2,250,000	01/31/25
American Castanea PBC	Other Technology	1,750,000	04/30/25
Carbon Ridge, Inc.	Other Technology	1,125,000	04/01/25
Charlie Financial Inc.	Other Healthcare	3,500,000	03/31/25
Creoate Limited	Other Technology	1,662,000	05/31/25
Gallant Pet, Inc.	Medical Devices	1,125,000	02/28/25
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Gold Words, LLC	Other Technology	375,000	06/30/25
Innventure LLC	Other Technology	22,500,000	01/31/25
Klar Holdings Limited	Technology Services	7,500,000	07/31/25
Manifold Inc.	Software	750,000	12/31/25
Modern Animal, Inc.	Other Healthcare	10,000,000	01/31/25
Overdrive Products Inc.	Other Technology	1,500,000	03/31/25
Owlet Baby Care, Inc.	Other Technology	5,625,000	08/15/25

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Scripta Insights, Inc.	Other Technology	750,000	03/31/25
SkySQL, Inc.	Software	750,000	07/31/25
Threedium , Inc.	Internet	1,750,000	07/31/25
Truepic Inc.	Software	3,000,000	01/03/25
ZeroCater, Inc.	Software	2,475,000	01/31/25
Total		$101,387,000

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
12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2025 and 2024.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024

Total return**	5.08%	4.01%	12.18%	11.18%
Per share amounts:
Net asset value, beginning of period	$2,253.16	$2,869.3	$2,303.45	$2,273.02
Net investment income	129.75	139.09	387.09	454.14
Net realized and change in unrealized loss from loans and derivative instruments	(15.44)	(24.20)	(110.80)	(178.59)
Net increase in net assets resulting from operations	114.31	114.89	276.29	275.55
Distributions of income to shareholder	(124.08)	(110.44)	(380.40)	(274.82)
Return of capital to shareholder	(148.14)	—	(324.09)	—
Contributions from shareholder	—	—	220.00	600.00
Net asset value, end of period	$2,095.25	$2,873.75	$2,095.25	$2,873.75
Net assets, end of period	$209,524,783	$287,375,056	$209,524,783	$287,375,056

Ratios to average net assets:
Expenses*	10.28%	7.30%	10.15%	8.76%
Net investment income*	23.05%	19.39%	21.72%	23.56%
Portfolio turnover rate	—%	—%	—%	—%
Average debt outstanding	$214,500,000	$151,625,000	$223,400,000	$172,050,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, the current U.S. government administration, global tariffs, worldwide inflation, interest rate volatility and natural disasters on the Fund’s business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility, Global Tariffs and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential slowdown in economic activity, the conflicts in the Middle East, the Ukraine War, and the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the impact of the current U.S. government administration, global tariffs and extreme weather patterns or natural disasters (such as the 2025 Southern California wildfires) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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
Results of Operations - For the Three and Nine Months Ended September 30, 2025 and 2024

Analysis of Interest Income

Total investment income for the three months ended September 30, 2025 and 2024 was $18.8 million and $19.1 million, respectively. Total investment income for the nine months ended September 30, 2025 and 2024 was $56.8 million and $62.3 million, respectively. Investment income primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30, 2025				For the Three Months Ended September 30, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$351,682,233	$18,641,022	15.44%	5.76%	$395,630,688	$18,789,303	14.87%	4.13%
All Loans	$412,699,160	$18,615,240	13.13%	4.91%	$412,721,658	$18,789,303	14.26%	3.95%

Interest income for performing loans and all loans decreased by $0.1 million and $0.2 million, or 0.8% and 0.9%, respectively, for the three months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily due to fewer early loan payoffs during the three months ended September 30, 2025 compared to the same period in 2024. The average outstanding balance for performing loans decreased by $43.9 million or 11.1%, for the three months ended September 30, 2025 compared to the same period in 2024. The average outstanding balance for all loans decreased by less than $0.1 million, for the three months ended September 30, 2025 compared to the same period in 2024.

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30, 2025				For the Nine Months Ended September 30, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$375,787,618	$55,183,452	14.83%	4.75%	$389,186,455	$61,210,612	16.19%	4.78%
All Loans	$433,505,638	$55,387,316	12.92%	4.12%	$400,602,791	$61,210,612	15.72%	4.65%
Interest income for both performing loans and all loans decreased by $6.0 million and $5.8 million, or 9.8% and 9.5%, for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease is primarily due to fewer early loan payoffs and an increase in maturing loans wherein the amortization schedule shifts to a greater proportion of each payment now being applied to the principal balance rather than interest during the nine months ended September 30, 2025 in comparison to the same period in 2024. The average outstanding balance for performing loans and all loans decreased by $13.4 million and increased by $32.9 million, or 3.4% decrease and 8.2% increase, respectively, for the nine months ended September 30, 2025 compared to the same period in 2024.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$214,500,000	$3,803,159	7.09%	$151,625,000	$3,141,578	8.29%

Interest expense increased by $0.7 million, or 21.1%, for the three months ended September 30, 2025 compared to the same period in 2024. Interest expense for the three months ended September 30, 2025, increased primarily due to higher average debt outstanding. The average outstanding balance for borrowings under the facility increased by $62.9 million, or 41.5%, for the three months ended September 30, 2025 compared to the same period in 2024.

The following table shows the average balance, interest expense, and weighted average interest rate for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$223,400,000	$11,705,934	6.99%	$172,050,000	$10,294,894	7.98%

Interest expense increased by $1.4 million, or 13.7%, for the nine months ended September 30, 2025 compared to the same period in 2024. Interest expense for the nine months ended September 30, 2025, increased due to higher average debt outstanding partially offset by a lower weighted average interest rate. The average outstanding balance for borrowings under the facility increased by $51.4 million, or 29.8%, for the nine months ended September 30, 2025 compared to the same period in 2024.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2025	2024	Change ($)	2025	2024	Change ($)
Management Fees	$1,875,000	$1,968,750	$(93,750)	$5,625,000	$5,906,250	$(281,250)
Banking and professional fees	40,229	54,703	(14,474)	570,551	392,768	177,783
Other operating expenses	67,663	70,288	(2,625)	187,991	288,001	(100,010)
Total Operating Expense	$1,982,892	$2,093,741	$(110,849)	$6,383,542	$6,587,019	$(203,477)

For the three and nine months ended September 30, 2025 and 2024, Management Fees were calculated at 1.500% and 1.575% of the Company's committed capital, respectively.

Banking and professional fees decreased by less than $0.1 million and increased by $0.2 million, or 26.5% decrease and 45.3% increase, respectively, for the three and nine months ended September 30, 2025 compared to the same period in 2024. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses decreased by less than $0.1 million and $0.1 million, or 3.7% and 34.7%, respectively, for the three and nine months ended September 30, 2025 compared to the same period in 2024. Other operating expense included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended September 30, 2025 and 2024 were both $0.4 million. Non-recurring fees for the nine months ended September 30, 2025 and 2024 were $1.5 million and $0.9 million, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2025 and 2024 was $13.0 million and $13.9 million, respectively. Net investment income for the nine months ended September 30, 2025 and 2024 was $38.7 million and $45.4 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized losses from loans for the three and nine months ended September 30, 2025 was $0.6 million and $0.7 million, respectively. There were no net realized gains (losses) from loans for the comparative period in 2024.

There were no realized gains (losses) from derivative instruments for the three and nine months ended September 30, 2025. Net realized gains from derivative instruments was less than $0.1 million for both the three and nine months ended September 30, 2024. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate.

Net change in unrealized loss from loans was $1.1 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively. Net change in unrealized loss from loans was $10.4 million and $17.9 million for the nine months ended September 30, 2025 and 2024, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net change in unrealized gain (loss) from derivative instruments was $0.1 million and $(0.1) million for the three months ended September 30, 2025 and 2024. Net change in unrealized gain from derivative instruments was less than $0.1 million for both the nine months ended September 30, 2025 and 2024, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended September 30, 2025 and 2024 was $11.4 million and $11.5 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended September 30, 2025 and 2024 was $114.31 and $114.89, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2025 and 2024 was both $27.6 million. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2025 and 2024 was $276.29 and $275.55, respectively.

Liquidity and Capital Resources – September 30, 2025 and December 31, 2024

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $358.0 million and $336.0 million as of September 30, 2025 and December 31, 2024, respectively. As of both September 30, 2025 and December 31, 2024, the Company had subscriptions for capital in the amount of $500.0 million, of which $400.0 million and $375.0 million, respectively had been called and received. As of September 30, 2025, $100.0 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion. The Company has made $116.3 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Net cash provided by (used in) operating activities	$45,492,941	$(19,313,975)
Net cash provided by (used in) financing activities	(57,200,000)	31,757,597
Net increase (decrease) in cash and cash equivalents	$(11,707,059)	$12,443,622

As of September 30, 2025 and December 31, 2024, 6.46% and 10.96%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of September 30, 2025, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2025, $214.5 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $74.7 million for the nine months ended September 30, 2025. Net loan amounts outstanding after amortization and valuation adjustments decreased by $31.8 million for the same period. Unexpired unfunded commitments totaled $84.8 million as of September 30, 2025.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2025	$855.8 million	$447.5 million	$408.3 million	$84.8 million
December 31, 2024	$781.0 million	$340.9 million	$440.1 million	$101.4 million

The unexpired unfunded commitments by portfolio company as of September 30, 2025 and December 31, 2024 are detailed in Note 10 to the financial statements included in this filing.

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

As of September 30, 2025, the Fund had a cash balance of $13.5 million and $196.4 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $100.0 million and recallable capital of $116.3 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2025, the Fund’s asset coverage ratio was 197%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2025, the outstanding debt balance was $214.5 million with a floating interest rate based on a daily 1-month Adjusted Term SOFR rate of 4.1292%, for which the Fund had derivative instruments in place in the form of interest rate collars with a weighted average floor and ceiling of 2.77% and 5.30% on $100.0 million with an interest rate collar, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2025. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest expense.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and derivative instruments.

Effect of Interest Rate Change By	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(640,800)	$4,290,000	$3,649,200
(1.00)%	$(55,400)	$2,145,000	$2,089,600
(0.50)%	$—	$1,072,500	$1,072,500
0.50%	$—	$(1,072,500)	$(1,072,500)
1.00%	$—	$(2,145,000)	$(2,145,000)
2.00%	$829,200	$(4,290,000)	$(3,460,800)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Custody Agreement

On September 9, 2025, the Manager entered into a new custody agreement on behalf of the Fund, transitioning the Fund’s FDIC-insured cash deposit banking relationship from US Bank to Safra Bank and, on September 12, 2025, the Fund terminated its custody agreement with US Bank (the "Prior Custody Agreement"). Other than ordinary course payments under the Prior Custody Agreement through the effective date of termination, no termination or other fees were paid in connection with the termination of the Prior Custody Agreement.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.2
Safra Bank Account Agreement General Terms and Conditions and Custody Addendum, dated September 9, 2025, between Westech Investment Advisors LLC, on behalf of the Fund, and Safra National Bank of New York

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 13, 2025	Date:	November 13, 2025