Form 10-K
period 2025-12-31
WTI Fund X, Inc.
filed 2026-03-13
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
The number of shares outstanding of each of the issuer’s classes of common stock, as of March 13, 2026, was 100,000.

Document Incorporated by Reference

Document Description	10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2026	III

PART I.
ITEM 1.    BUSINESS
Introduction.
WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”) whose ultimate parent is Ridgepost Capital, Inc. (formerly known as P10, Inc.), a Delaware corporation. The Fund is a wholly-owned subsidiary of WTI Fund X, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund primarily provides debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e., a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing investment operations on October 1, 2021, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in October 2020. The Fund has elected to be treated for federal income tax purposes as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).
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
The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. If debt investments are restructured, it may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly-held securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, publicly-traded securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the Company. If held, publicly-traded securities are monitored on an ongoing basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2025, the percentage of non-qualifying investments in the Fund was 21.2%.
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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2025, Special Situation Financings accounted for 4.7% of total commitments.

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

Leverage. The Fund has borrowed money and intends to continue borrowing money from, and could enter into secured contracts, which instruments may be considered debt securities, with banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund are subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” On April 30, 2021, the Fund’s sole shareholder, the Company, approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%.

Temporary Investments. Pending investment, and until distributions to its shareholder are made, the Fund may invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.

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
The Manager exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after December 31, 2025, thereby allowing the Fund to make new commitments through June 30, 2026 and to fund commitments through June 30, 2027, the end of the Fund’s investment period. Following the end of the commitment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder’s adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.
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

Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman	61	Chairman of the Fund since 2022. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors LLC since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors LLC from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors LLC from 2011 to 2015 and served in various other positions with Westech Investment Advisors LLC since 2001. Mr. Werdegar served as a Director of the Fund from 2021 to 2022 and is also a member of the board of directors, and Chairman of Venture Lending & Leasing IX, Inc. (“Fund IX”) and WTI Fund XI, Inc. (“Fund XI”).

Name and Position with Fund	Age	Occupation During Past Five Years
David R. Wanek, President, Chief Executive Officer, Director	53	Chief Executive Officer of the Fund since 2022. Mr. Wanek has held the position of President of the Fund since 2021. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors LLC since 2022 and held other positions with Westech Investment Advisors LLC since 2001. Mr. Wanek has served as a Director of the Fund since 2021. Mr. Wanek is the President and CEO of Fund IX, and Fund XI, and is a member of the board of directors of Fund XI.
Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	48	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2021. Mr. Thear has held the same positions with Westech Investment Advisors LLC since 2021. Prior to joining Westech Investment Advisors LLC, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte’s Northwest region Asset Management practice for the audit function. Mr. Thear is also the Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Fund IX and Fund XI.
Rodolfo Ruano, Vice President and Assistant Secretary	58	Vice President and Assistant Secretary for the Fund since 2021. Mr. Ruano has held the position
		of Vice President of Westech Investment Advisors LLC since 2021, and has been an Investment Partner for Westech Investment Advisors LLC since 2011. Mr. Ruano is also the Vice President and Assistant Secretary for Fund IX and Fund XI.
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
Illiquid and Long-Term Investment. On the last day of the calendar quarter of the fifth anniversary of the first investment by the Fund (or, if earlier, the Company), the Fund will cease to make any new equity investments and investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters)), and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Articles of Incorporation provide that, on December 31, 2031, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2031, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

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
The Fund has a secured, syndicated loan facility with a borrowing availability of $250.0 million and the outstanding balance under the facility as of December 31, 2025 was $232.5 million.
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

Lenders have required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.

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

Additionally, California recently enacted the Fair Investment Practices by Venture Capital Companies Law (SB 164). The new law imposes requirements on venture capital companies operating in California to disclose and report aggregated demographic information regarding the founding teams of the portfolio companies in which they invested during the preceding year. Compliance with this law will increase administrative burdens and costs on the Fund and the Fund's portfolio companies that receive venture capital financing, insofar as the Fund must distribute standardized surveys to founding team members of venture capital investments covered by the new law and collect, collate and report data obtained through such surveys to the California Department of Financial Protection and Innovation.

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

While information risk management systems and business continuity plans have been developed which are designed to reduce the risks associated with cybersecurity, there are inherent limitations in any cybersecurity risk management systems or business continuity plans, including the possibility that certain risks have not been identified and that cyber-attacks may be highly sophisticated. There can be no assurance that the programs, plans and systems in place will prevent a cyber-attack or cyber losses.

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

Climate Change, Natural Disaster, Public Health Crises and Other Catastrophes Risk. Climate change is widely considered to be a significant threat to the global economy. Extreme weather patterns or natural disasters, such as hurricanes, floods, fires and earthquakes, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. In addition to physical risks, transition risks associated with climate change related legislation, regulation, and accords, both domestic and international, such as carbon reduction mandates, emissions reporting requirements, and energy transition policies, intended to control the impact of climate change may impose compliance costs or operational changes on portfolio companies. These developments could indirectly or directly reduce profitability and valuations of affected businesses. Climate related business trends, such as the process of transitioning to a lower carbon economy may also alter competitive dynamics and capital allocation priorities, creating uncertainty on the Fund’s investments. Health crises, such as pandemic and epidemic diseases, as well as other catastrophes that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, may have an adverse effect on the Company’s or the Fund’s investments and the Company’s and the Fund’s operations. All such events could also result in travel restrictions, sanctions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Risks related to Artificial Intelligence. Artificial intelligence, including generative artificial intelligence, large language models and machine learning technologies and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications continue to rapidly evolve and are fundamentally reshaping competitive dynamics within the sectors in which the Fund and its portfolio companies operate. Portfolio companies that are unable to develop, integrate, or adopt AI tools at a competitive pace may face loss of market share or become unviable, while those that do deploy AI tools face risks of inaccurate or biased outputs, intellectual property infringement (including ownership disputes over AI-generated content and training data), cybersecurity vulnerabilities, and the potential leakage of confidential or proprietary information to third-party AI platforms. The legal and regulatory landscape for AI is rapidly evolving and uncertain at the federal, state, and international levels, and new AI regulations could impose material compliance costs or restrict certain AI use cases. Portfolio companies engaged in the development of AI technology may be particularly impacted by these risks. The Fund and its portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Fund, also use AI in their business activities. The Fund and its portfolio companies may not be in a position to control the use of AI technology in third-party products or services. In addition, the use of AI by bad actors could heighten the risk to the Fund and its portfolio companies of cyberattacks. The use of AI could also exacerbate or create new and unpredictable risks to the Fund and the businesses of its portfolio companies, including by potentially significantly disrupting the markets in which the Fund and its portfolio companies operate. The rapid development and deployment of AI by third parties, including the Fund’s portfolio companies’ competitors, could disrupt the markets and business models in which portfolio companies operate, lower barriers to entry in their industries, and increase competitive pressures in ways that are difficult to predict. Portfolio companies that fail to adapt to AI-driven changes in their industries could experience deteriorating competitive positions, reduced revenue, and impaired ability to service loans made by the Fund.

INVESTMENT RISKS

International Investments. The Fund may invest up to, but not more than, 30% of its total assets in foreign-based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest, political conflict (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, including tariffs, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. Similarly, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, or the outbreak of other hostilities or conflict in other regions, creates uncertainty as to impacts on global markets. Any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions or involved in conflict, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.
Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2025, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.
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

Additionally, concerns regarding the U.S. fiscal policy, potential government shutdowns, global economic uncertainties, global conflicts, and market volatility, could cause interest rates to be volatile, which may negatively impact the Fund's ability to access the debt markets and capital markets on favorable terms.

Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. marketplace is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; social and political circumstances in the U.S., including fiscal policy debates, the risk of government shutdowns, and uncertainty surrounding the upcoming 2026 U.S. midterm elections; the impact of global conflict, such as the ongoing Russia-Ukraine war, outbreak of war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States and escalations in the South China Sea that have disrupted trade routes and heightened security concerns; cybersecurity threats and terrorism, including increased cyberattacks targeting critical infrastructure and financial institutions globally; and labor disputes and domestic and foreign political unrest. In addition, in December 2025, the Office of the Controller of the Currency updated prior guidance to change the supervisory expectations for national banks with respect to the banks’ systems and controls to identify and manage risks associated with lending to venture capital firms. While the updated guidance does not relieve banks of the obligation to lend in a safe and sound manner, including adherence to risk management practices designed to ensure such loans are appropriately underwritten, within risk limits, and sufficiently reserved, the change may encourage more bank lending to the venture sector. If banks expand lending to venture‑backed companies and other growth‑stage businesses, the pricing and terms available for capital deployment may become less favorable, limiting the Fund’s ability to achieve attractive risk‑adjusted returns. Any deterioration in the Fund’s competitive position as a result of increased bank participation could adversely affect its financial condition, results of operations, and cash flows.

Uncertainty About Presidential Administration Initiatives. There remains significant uncertainty with respect to legislation, regulation and government policy at the U.S. federal level, as well as the state and local levels. Recent developments following the 2024 U.S. presidential election and the lead up to the 2026 midterm elections, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Proposed changes under the current administration include adjustments to corporate tax rates, modifications to capital gains treatment, and new regulatory frameworks for artificial intelligence and data privacy. Additionally, ongoing discussions regarding tariffs, supply chain security, and energy transition policies may impact international trade and domestic business conditions. These initiatives, combined with uncertainty surrounding future monetary policy and deficit management, could influence inflation, interest rates, and overall market stability. Although the Fund cannot predict the impact, if any, of these changes to its business, they could adversely affect the Fund’s business, financial condition, operating results and cash flows or those of its portfolio companies. Until the Fund knows what policy changes are made and how those changes impact its business and the business of its competitors over the long term, the Fund will not know if, overall, it will benefit from them or be negatively affected by them.

Inflation. Persistent inflationary pressures have continued to affect financial markets and the broader economy throughout 2025, despite some moderation from peak levels in prior years. While inflation has eased from its highs, it remains above long-term targets in many major economies, contributing to uncertainty in interest rate policy and market volatility. Elevated costs for labor, energy, and raw materials have placed additional strain on businesses, including those in the Fund’s portfolio. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity.

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
Transactions with Fund XI. The Manager also serves as the investment manager for Fund XI. So long as Fund XI has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which the Fund's term of existence automatically expires), the Fund may invest in each portfolio company in which Fund XI invests, subject to approval of the Fund’s Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund XI over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.
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

The Audit Committee of the Board of Directors oversees the Fund’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate identified risks. The Chief Compliance Officer briefs the Audit Committee and separately the Board of Directors on the effectiveness of the cyber risk management program at least on a quarterly basis. In addition, cybersecurity risks and cyber incidents, if any, are reviewed by the Fund’s Board of Directors at least annually as part of the risk mapping exercise, or as warranted in the event of material incidents.

Regulation S-P Compliance. Effective December 2025, the SEC adopted amendments to Regulation S-P requiring investment companies and registered advisers to implement written incident response programs and provide timely notice to affected individuals in the event of unauthorized access to or use of customer information. The Fund, through its Manager, has updated its cybersecurity program to comply with these requirements, including documented response protocols and notification procedures. These enhancements are designed to mitigate risks of data breaches and ensure compliance with applicable privacy regulations.

The Fund faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. See “Risk Factors – Risks Related to Cybersecurity” for further information on how the Fund's operations are subject to cyber incidents that could have a material adverse effect on the Fund's business, financial condition, results of operations, and cash flows.

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
The number of holders of record of the Fund’s common stock at March 13, 2026 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2025, the Fund had distributed $272.7 million to date to its sole shareholder, of which $172.1 million was in cash.
ITEM 6.        [RESERVED]
ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in connection with the Fund's Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

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

The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business. The Fund undertakes no obligation to update or revise any forward-looking statements, except as required by law.
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

The Fund’s investment income is also expected to decline following the end of the Fund's commitment period which has been extended by two calendar quarters through June 30, 2026. After the commitment period, the Fund may no longer make loan commitments to reinvest the proceeds of matured investments in new loans. Any proceeds will be distributed to the Company.

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund's CODM, evaluate financial performance and allocate resources.
The Impact of Macroeconomic Conditions on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets remain volatile due to persistent inflationary pressures, interest rate fluctuations, and concerns about slowing economic growth. Geopolitical tensions, including the ongoing Ukraine War, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, and continued instability in global shipping lanes have disrupted trade routes and supply chains. Recent escalations in the South China Sea and renewed cyberattacks targeting critical infrastructure have added to global uncertainty. Additionally, evolving U.S. government policies, global tariff regimes, and extreme weather events, such as the 2025 Southern California wildfires, underscore the continuing risk of natural disasters and climate-related disruptions. These factors have created interruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's financial condition, including its liquidity and capital resources.

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

Results of Operations – For the Years Ended December 31, 2025 and 2024

Analysis of Interest Income

Total investment income for the years ended December 31, 2025 and 2024 was $76.9 million and $81.7 million, respectively, which primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash and other income from commitment fees and warrants.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025				For the Year Ended December 31, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$368,350,560	$74,914,187	15.27%	5.07%	$393,562,154	$80,036,177	15.70%	4.64%
All Loans	$426,947,267	$75,118,051	13.22%	4.37%	$410,610,066	$80,293,421	15.11%	4.45%
Interest income for both performing loans and all loans decreased by $5.1 million and $5.2 million, respectively, or 6.4% for the year ended December 31, 2025 compared to the same period in 2024. The decrease in interest income is attributable to the decrease in average outstanding performing loans during the year. The average outstanding balance for performing loans and all loans decreased by $25.2 million and increased by $16.3 million, or (6.4)% and 4.0%, respectively, for the year ended December 31, 2025 compared to the same period in 2024.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Bank Facility	$223,653,846	$15,446,593	6.91%	$178,615,385	$13,853,927	7.76%
Interest expense increased by $1.6 million, or 11.5%, for the year ended December 31, 2025 compared to the same period in 2024. Interest expense increased primarily due to higher average debt outstanding which was partially offset by a lower weighted average interest rate. The average outstanding balance for borrowings under the facility increased by $45.0 million, or 25.2%, for the year ended December 31, 2025 compared to the same period in 2024.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expenses

The following table shows the components of operating expenses for the years ended December 31, 2025 and 2024:

	For the Year Ended	For the Year Ended	Change ($)
	December 31, 2025	December 31, 2024
Management fees	$7,187,500	$7,781,250	$(593,750)
Banking and professional fees	868,362	698,129	170,233
Other operating expenses	287,504	385,888	(98,384)
Total Operating Expenses	$8,343,366	$8,865,267	$(521,901)

For the periods from January 1, 2025 through September 30, 2025 and from October 1, 2025 through December 31, 2025, Management Fees were calculated at 1.500% and 1.250% of the Company's committed capital, respectively. For the periods from January 1, 2024 through September 30, 2024 and October 1, 2024 through December 31, 2024, Management Fees were calculated at 1.575% and 1.500% of the Company's committed capital, respectively.

Banking and professional fees increased by $0.2 million for the year ended December 31, 2025 compared to the same period in 2024. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses decreased by less than $0.1 million for the year ended December 31, 2025 compared to the same period in 2024. Other operating expenses included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants, that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the years ended December 31, 2025 and 2024 totaled $2.0 million and $1.1 million, respectively.

Net Investment Income

Net investment income for the years ended December 31, 2025 and 2024 was $53.1 million and $58.9 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized loss from loans was $5.6 million and $15.1 million for the years ended December 31, 2025 and 2024, respectively. Realized losses consisted of loans that were written off.

There was no realized gain (loss) from derivative instruments for the year ended December 31, 2025. Net realized gain from derivative instruments for the year ended December 31, 2024, was less than $0.1 million. Realized gains were the result of interest being received by the Fund on the derivative instruments when the cap rates of the interest rate collars were lower than the floating rate.

Net change in unrealized loss from loans for the years ended December 31, 2025 and 2024 was $6.1 million and $12.3 million, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net change in unrealized gain (loss) from derivative instruments was less than $(0.1) million and less than $0.1 million for the years ended December 31, 2025 and 2024, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes.

Net increase in net assets resulting from operations for the years ended December 31, 2025 and 2024 was $41.4 million and $31.5 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the years ended December 31, 2025 and 2024 was $413.91 and $315.13, respectively.

Liquidity and Capital Resources -- December 31, 2025 and 2024

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $358.0 million and $336.0 million as of December 31, 2025 and 2024, respectively. As of both December 31, 2025 and 2024, the Company had subscriptions for capital in the amount of $500.0 million, of which $400.0 million and $375.0 million had been called and received, respectively. The Manager exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after December 31, 2025, thereby allowing the Fund to make new commitments through June 30, 2026 and to fund commitments through June 30, 2027, the end of the Fund’s investment period. As of December 31, 2025, $100.0 million of capital remains uncalled, originally set to expire on the fifth anniversary of the Fund's first investment and has since been extended by two additional quarters. The Company has made $133.4 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the years ended December 31, 2025 and 2024 were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net cash provided by (used in) operating activities	$64,175,254	$(39,365,204)
Net cash provided by (used in) financing activities	(65,200,000)	47,380,596
Net increase (decrease) in cash and cash equivalents	$(1,024,746)	$8,015,392

As of December 31, 2025 and 2024, 12.55% and 10.96%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager's right to receive management fees from the Fund is subordinate to the liens of the lenders. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, an Adjusted Term SOFR Loan or a Daily Compounded SOFR Loan (each as defined below). The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of December 31, 2025, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of December 31, 2025, $232.5 million was outstanding under the facility.

For the year ended December 31, 2025 and since the start of its investment operations in October 2021, the Fund invested its assets in venture loans. Amounts disbursed under the Fund’s loan commitments were $95.8 million and $228.7 million for the years ended December 31, 2025 and 2024. Net loan amounts outstanding after amortization and valuation adjustments decreased by $42.0 million for the year ended December 31, 2025 compared to the same period in 2024. Unexpired unfunded commitments totaled $82.5 million and $101.4 million as of December 31, 2025 and 2024.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2025	$876.8 million	$478.7 million	$398.1 million	$82.5 million
December 31, 2024	$781.0 million	$340.9 million	$440.1 million	$101.4 million

The unexpired unfunded commitments by portfolio company as of December 31, 2025 and 2024 are detailed in Note 10 to the financial statements included in this filing.

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

As of December 31, 2025, the Fund had a cash balance of $24.2 million and $197.7 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $100.0 million and recallable capital of $133.4 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2025, the Fund’s asset coverage ratio was 183%.
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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. At December 31, 2025, the outstanding debt balance was $232.5 million with a floating interest rate based on a daily 1-month Adjusted Term SOFR rate of 3.6875%, for which the Fund had derivative instruments in place in the form of interest rate collars with a weighted average floor and ceiling of 4.65% and 3.07%, respectively, on $100.0 million, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2025. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Gain (Loss) from Interest Rate Collar	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(1,382,490)	$4,650,000	$3,267,510
(1.00)%	$(382,490)	$2,325,000	$1,942,510
(0.50)%	$(26,245)	$1,162,500	$1,136,255
0.50%	$93,755	$(1,162,500)	$(1,068,745)
1.00%	$343,755	$(2,325,000)	$(1,981,245)
2.00%	$1,037,510	$(4,650,000)	$(3,612,490)

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
Management’s Annual Report on Internal Control over Financial Reporting
Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Controls
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).
ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III.
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The list of executive officers and biographical information appears in Part I, Item 1 of this Annual Report on Form 10-K. No family relationships exist among any of the directors or executive officers of the Fund.

The information required by this item concerning the directors of the Fund and the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 20, 2026 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Four Directors of the Fund” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.
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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2025 and 2024
Statements of Operations for the years ended December 31, 2025, 2024 and 2023
Statements of Changes in Net Assets for the years ended December 31, 2025, 2024 and 2023
Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023
Schedules of Investments as of December 31, 2025 and 2024
Notes to Financial Statements
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

10.2	Amended and Restated Custodial Agreement between the Fund and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association) dated as of October 16, 2025

10.3
Global Custody Agreement, dated July 27, 2015, between the Fund and MUFG Union Bank, N.A., as supplemented by Schedule I attached thereto, dated April 26, 2021, incorporated by reference to Exhibit 10.3 of the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on May 10, 2021.

10.4
Safra National Bank of New York Account Agreement General Terms and Conditions and Custody Addendum, dated September 9, 2025, by and between Westech Investment Advisors LLC, on behalf of the Fund, and Safra National Bank of New York, incorporated by reference to Exhibit 10.2 to the Fund's 10-Q filed with the Securities and Exchange Commission on November 13, 2025.

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
WTI Fund X, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 13, 2026		Date:	March 13, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ David R. Wanek	President, CEO & Director	March 13, 2026
David R. Wanek

By:	/S/ Spiro Constantine Lazarakis	Director	March 13, 2026
Spiro Constantine Lazarakis

By:	/S/ William Russell Miller	Director	March 13, 2026
William Russell Miller

By:	/S/ Georganne Perkins	Director	March 13, 2026
Georganne Perkins

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of WTI Fund X, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of WTI Fund X, Inc. (the "Fund"), including the schedules of investments, as of December 31, 2025 and 2024, the related statements of operations, changes in net assets, cash flows for each of the three years in the period then ended, financial highlights for each of the five years in the period then ended, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period then ended, and the financial highlights for each of the five years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2025 and 2024, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2025, the Fund has nonmarketable investments in loans. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Manager determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to a high degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

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

We identified the completeness of loans exhibiting indicators of credit deterioration and the valuation of loans exhibiting credit deterioration as a critical audit matter.

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

March 13, 2026

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

WTI FUND X, INC.
Statements of Assets and Liabilities
As of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
ASSETS:
Loans, at estimated fair value
(amortized cost of $430,925,365 and $466,869,683 respectively)	$398,113,300	$440,132,395
Cash and cash equivalents	24,221,249	25,245,995
Dividend and interest receivables	6,270,312	6,678,186
Other assets	852,611	2,284,853
Total assets	429,457,472	474,341,429

LIABILITIES:
Borrowings under debt facility	232,500,000	239,500,000
Accrued management fees	1,562,500	1,875,000
Derivative liabilities	149,057	81,459
Accounts payable and other accrued liabilities	2,213,565	2,539,511
Total liabilities	236,425,122	243,995,970

NET ASSETS:	$193,032,350	$230,345,459

Analysis of Net Assets:

Capital paid in on shares of capital stock	$358,000,000	$336,000,000
Cumulative return of capital distributions	(130,763,657)	(77,592,923)
Total distributable losses	(34,203,993)	(28,061,618)
Net assets (equivalent to $1,930.32 and $2,303.45 per share based on 100,000 shares of capital stock outstanding - See Notes 5 and 12)	$193,032,350	$230,345,459

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 10)	$82,500,000	$101,387,000

See notes to financial statements.

WTI FUND X, INC.
Statements of Operations
For the Years Ended December 31, 2025, 2024 and 2023

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
INVESTMENT INCOME:
Interest on loans	$75,118,051	$80,293,421	$57,685,604
Other income	1,774,270	1,357,562	1,470,406
Total investment income	76,892,321	81,650,983	59,156,010

EXPENSES:
Management fees	7,187,500	7,781,250	7,968,750
Interest expense	15,446,593	13,853,927	15,118,486
Banking and professional fees	868,362	698,129	461,293
Other operating expenses	287,504	385,888	192,381
Total expenses	23,789,959	22,719,194	23,740,910
Net investment income	53,102,362	58,931,789	35,415,100

Net realized loss from loans	(5,568,698)	(15,127,668)	(1,235,300)
Net realized gain from derivative instruments	—	23,596	—
Net change in unrealized loss from loans	(6,074,777)	(12,343,682)	(8,752,200)
Net change in unrealized gain (loss) from derivative instruments	(67,598)	29,458	(110,917)
Net realized and change in unrealized loss from loans and derivative instruments	(11,711,073)	(27,418,296)	(10,098,417)
Net increase in net assets resulting from operations	$41,391,289	$31,513,493	$25,316,683

Amounts per common share:
Net increase in net assets resulting from operations per share	$413.91	$315.13	$253.17
Weighted average shares outstanding	100,000	100,000	100,000

See notes to financial statements.

WTI FUND X, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2025, 2024 and 2023

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2022	100,000	$100	$142,499,900	$(21,884,926)	$(6,884,276)	$113,730,798
Net increase in net assets resulting from operations	—	—	—	—	25,316,683	25,316,683
Distributions of income to shareholder	—	—	—	—	(34,179,801)	(34,179,801)
Return of capital to shareholder	—	—	—	(11,065,544)	—	(11,065,544)
Contributions from shareholder	—	—	133,500,000	—	—	133,500,000
Balance at December 31, 2023	100,000	$100	$275,999,900	$(32,950,470)	$(15,747,394)	$227,302,136

Net increase in net assets resulting from operations	—	—	—	—	31,513,493	31,513,493
Distributions of income to shareholder	—	—	—	—	(43,827,717)	(43,827,717)
Return of capital to shareholder	—	—	—	(44,642,453)	—	(44,642,453)
Contributions from shareholder	—	—	60,000,000	—	—	60,000,000
Balance at December 31, 2024	100,000	$100	$335,999,900	$(77,592,923)	$(28,061,618)	$230,345,459

Net increase in net assets resulting from operations	—	—	—	—	41,391,289	41,391,289
Distributions of income to shareholder	—	—	—	—	(47,533,664)	(47,533,664)
Return of capital to shareholder	—	—	—	(53,170,734)	—	(53,170,734)
Contributions from shareholder	—	—	22,000,000	—	—	22,000,000
Balance at December 31, 2025	100,000	$100	$357,999,900	$(130,763,657)	$(34,203,993)	$193,032,350

See notes to financial statements.

WTI FUND X, INC.
Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023

	For the Year Ended	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$41,391,289	$31,513,493	$25,316,683
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	5,568,698	15,127,668	1,235,300
Net realized gain from derivative instruments	—	(23,596)	—
Net change in unrealized loss from loans	6,074,777	12,343,682	8,752,200
Net change in unrealized (gain) loss from derivative instruments	67,598	(29,458)	110,917
Amortization of deferred costs related to debt facility expenses	442,147	442,147	438,235
Origination of loans	(95,737,000)	(228,738,000)	(215,500,000)
Principal payments on loans, net of accretion	115,747,014	159,062,245	68,769,072
Acquisition of equity securities	(10,138,792)	(28,155,047)	(19,855,058)
Changes in operating assets and liabilities:
Net (increase) decrease in dividend and interest receivables	407,874	(811,129)	(2,367,046)
Net (increase) decrease in other assets	990,095	873,930	(2,066,836)
Net increase (decrease) in accounts payable, other accrued liabilities, and accrued management fees	(638,446)	(971,139)	1,169,306
Net cash provided by (used in) operating activities	64,175,254	(39,365,204)	(133,997,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(80,200,000)	(54,643,000)	(23,748,000)
Contributions from shareholder	22,000,000	60,000,000	133,500,000
Borrowings under debt facility	49,000,000	114,500,000	96,000,000
Repayments of borrowings under debt facility	(56,000,000)	(72,500,000)	(64,000,000)
Payments received for derivative instruments	—	23,596	—
Payments of debt facility fees and costs	—	—	(41,080)
Net cash provided by (used in) financing activities	(65,200,000)	47,380,596	141,710,920
Net increase (decrease) in cash and cash equivalents	(1,024,746)	8,015,392	7,713,693

CASH AND CASH EQUIVALENTS:
Beginning of year	25,245,995	17,230,603	9,516,910
End of year	$24,221,249	$25,245,995	$17,230,603

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$15,062,782	$13,509,384	$14,168,647

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$20,504,398	$33,827,170	$21,497,345
Receipt of equity securities as repayment of loans	$10,365,606	$5,672,123	$1,642,287

See notes to financial statements.

WTI FUND X, INC.

Schedule of Investments

As of December 31, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$7,500,000	$7,102,545	$7,102,545	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	1,490,871	1,643,257	1,643,257	8/1/2026
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	3,750,000	3,682,604	3,682,604	7/1/2028
	Biolojic Design Ltd. ** ^ Subtotal					12,740,871	12,428,406	12,428,406
	Mazen Animal Health Inc.		Senior Secured	14.3%		3,104,711	3,019,495	2,260,705	*
	Ukko Inc. ** ^		Senior Secured	11.5%		656,145	650,198	650,198	5/1/2026
Biotechnology Total		7.9%				$16,501,727	$16,098,099	$15,339,309

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$5,000,000	$5,134,605	$5,134,605	*
	Proto, Inc.		Senior Secured	13.0%	17.8%	750,000	697,064	697,064	7/1/2028
Computers & Storage Total		3.0%				$5,750,000	$5,831,669	$5,831,669

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$856,869	$610,687	$610,687	1/1/2027
	Findigs, Inc.		Senior Secured	13.5%		2,352,030	2,274,782	2,274,782	7/1/2027
	Giant Labs, Inc.		Senior Secured	12.8%		1,827,417	1,978,792	1,978,792	3/1/2028
	Miami Labs, Inc.		Senior Secured	13.3%		675,288	651,684	651,684	2/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		110,479	107,708	107,708	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		8,528,348	6,634,951	6,634,951	*
	Realm Living, Inc.		Senior Secured	15.7%		2,942,659	2,879,242	2,879,242	6/1/2027
	RetailerX, Inc.		Senior Secured	11.0%		7,345,775	6,888,793	6,888,793	*
	Threedium, Inc. ** ^		Senior Secured	13.3%		825,945	728,737	728,737	12/1/2027
Internet Total		11.8%				$25,464,810	$22,755,376	$22,755,376

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,534,636	$1,372,741	$1,372,741	9/1/2027
	eXo Imaging, Inc.		Senior Secured	12.5%		3,750,000	3,219,508	3,219,508	12/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		1,092,975	1,092,974	1,092,974	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		1,821,790	1,682,539	1,682,539	5/1/2028
	Gallant Pet, Inc.		Senior Secured	14.0%		746,612	724,319	724,319	10/1/2026
	Gallant Pet, Inc. Subtotal					3,661,377	3,499,832	3,499,832
Medical Devices Total		4.2%				$8,946,013	$8,092,081	$8,092,081

Other Healthcare
	CarePoint ** ^		Senior Secured	13.8%		$838,466	$831,305	$428,377	*
	Charlie Financial Inc.		Senior Secured	12.5%	3.9%	3,500,000	3,373,727	1,987,938	7/1/2028
	Charlie Financial Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,470,328	2,044,859	7/1/2028
	Charlie Financial Inc. Subtotal					7,000,000	6,844,055	4,032,797
	GoForward, Inc.		Senior Secured	12.8%		20,352,673	18,206,436	9,077,441	*
	KBS, Inc.		Senior Secured	14.0%		57,314	56,181	56,181	6/1/2026
	Lark Technologies, Inc.		Senior Secured	13.5%		10,613,936	8,652,968	8,652,968	4/1/2028
	Modern Animal, Inc.		Senior Secured	12.8%		13,419,728	12,841,490	12,841,490	12/1/2030

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Open Inc.		Senior Secured	14.8%		58,770	58,646	58,646	3/1/2026
	Open Inc.		Senior Secured	13.5%		58,001	57,588	57,588	3/1/2026
	Open Inc. Subtotal					116,771	116,234	116,234
	Vitable, Inc.		Senior Secured	13.0%		4,500,000	4,257,659	4,257,659	4/1/2029
	Yuva Biosciences, Inc.		Senior Secured	13.3%		47,681	46,710	46,710	5/1/2026
Other Healthcare Total		20.5%				$56,946,569	$51,853,038	$39,509,857

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$536,351	$482,616	$482,616	10/1/2028
	American Castanea PBC		Senior Secured	11.8%	6.7%	205,779	24,381	24,381	12/1/2027
	American Castanea PBC		Senior Secured	11.8%	6.7%	575,000	584,070	584,070	10/1/2028
	American Castanea PBC Subtotal					780,779	608,451	608,451
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	453,370	*
	Badiani Limited ** ^		Senior Secured	13.6%		1,719,107	1,638,961	1,202,391	*
	Belong, Inc.		Senior Secured	13.5%		750,000	653,973	653,973	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		1,500,000	1,056,618	1,056,618	3/1/2029
	Belong, Inc. Subtotal					2,250,000	1,710,591	1,710,591
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,963	1,003,561	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,075,417	1,075,417	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,067,422	994,119	994,119	7/1/2028
	Carbon Ridge, Inc. Subtotal					2,192,422	2,069,536	2,069,536
	Cella Farms Inc.		Senior Secured	11.8%		1,456,621	1,422,963	886,176	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	936,235	936,235	8/1/2028
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	56,205	*
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	418,910	415,840	415,840	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	482,946	482,946	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		462,636	458,825	458,825	7/1/2028
	Creoate Limited ** ^		Senior Secured	15.5%		257,682	255,570	255,570	2/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		1,125,000	1,040,873	1,040,873	5/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	446,231	444,090	444,090	10/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		29,154	29,086	29,086	3/1/2026
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	542,453	539,282	539,282	11/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	382,750	379,587	379,587	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		157,863	156,568	156,568	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		404,801	375,483	375,483	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		581,176	576,490	576,490	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		449,920	446,347	446,347	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	483,476	478,954	478,954	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		525,000	519,546	519,546	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	647,553	615,984	615,984	8/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	482,561	482,561	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		750,000	724,656	724,656	7/1/2029
	Creoate Limited ** ^ Subtotal					8,639,605	8,422,688	8,422,688
	Daisyco, Inc.		Senior Secured	10.8%		3,750,000	3,446,333	3,446,333	4/1/2029
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	1,714,182	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	479,476	—	*
	Fortull, Inc.		Senior Secured	11.0%		375,000	312,811	312,811	1/1/2029
	Gold Words, LLC		Senior Secured	12.0%		529,581	516,887	516,887	12/1/2027
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	941,507	260,896	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		9,217,489	8,962,198	8,962,198	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		20,918,631	14,646,680	18,536,918	*
	Hint, Inc.		Senior Secured	13.8%		4,962,197	3,638,353	3,638,353	1/1/2028
	Holo, Inc.		Senior Secured	13.5%		204,304	26,811	26,811	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Innventure LLC **		Senior Secured	13.5%		15,000,000	7,790,373	7,790,373	6/1/2028
	Joy Memories, Inc		Senior Secured	12.0%		4,522,031	4,481,160	4,481,160	6/1/2027
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	7,500,000	7,333,230	7,333,230	7/1/2028
	Last Energy Inc.		Senior Secured	13.8%		4,246,369	3,947,839	3,947,839	4/1/2028
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,291,370	—	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.1%		398,954	351,769	351,769	3/1/2027
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,508,070	2,409,036	*
	Merlin Labs, Inc.		Senior Secured	13.5%		29,787,671	27,860,348	27,860,348	6/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	19,087,946	18,847,298	18,847,298	10/1/2027
	Overdrive Products Inc.		Senior Secured	13.5%		428,172	341,313	341,313	1/1/2028
	Owlet Baby Care, Inc. **		Senior Secured	12.0%	7.8%	5,259,169	4,651,074	4,651,074	1/1/2028
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	789,991	789,991	*
	Ripple Foods, PBC		Senior Secured	12.0%		8,422,058	8,286,535	8,286,535	6/1/2029
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	270,549	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,118,564	8,195,815	8,195,815	12/1/2027
	Runzy, Inc.		Senior Secured	14.4%		220,000	216,075	216,075	9/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		2,121,189	2,029,603	2,029,603	4/1/2028
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	1,901,330	1,913,005	1,913,005	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	950,665	972,589	972,589	1/1/2027
	Sun Day Carwash, Inc. Subtotal					2,851,995	2,885,594	2,885,594
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,691,973	922,530	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	TomoCredit, Inc.		Senior Secured	13.8%		1,728,664	1,695,856	1,695,856	4/1/2027
	Umbra Lab, Inc.		Senior Secured	15.3%		2,261,449	2,234,617	2,234,617	10/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		769,183	765,188	765,188	4/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		6,422,575	6,220,716	6,220,716	1/1/2028
	Umbra Lab, Inc. Subtotal					9,453,207	9,220,521	9,220,521
	World Wrapps II, Inc.		Senior Secured	12.5%		893,065	830,136	830,136	1/1/2029
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	—	*
	Zimeno Inc.		Senior Secured	11.5%		4,854,287	4,734,337	4,233,256	*
Other Technology Total		89.5%				$203,183,689	$179,743,393	$172,837,110

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	12.5%		$3,960,229	$3,831,814	$3,831,814	9/1/2028
Semiconductors & Equipment Total		2.0%				$3,960,229	$3,831,814	$3,831,814

Software
	Abacum Inc.		Senior Secured	12.8%		$1,457,168	$1,433,077	$1,433,077	5/1/2028
	Abacum Inc.		Senior Secured	13.5%		557,799	546,844	546,844	10/1/2026
	Abacum Inc. Subtotal					2,014,967	1,979,921	1,979,921
	APIsecAI, Inc.		Senior Secured	12.0%		1,500,000	1,405,172	1,405,172	5/1/2028
	APIsecAI, Inc.		Senior Secured	12.0%		750,000	722,718	722,718	1/1/2029
	APIsecAI, Inc. Subtotal					2,250,000	2,127,890	2,127,890
	Bito Inc.		Senior Secured	12.5%		750,000	634,504	634,504	5/1/2029
	Blackcart, Inc. ** ^		Senior Secured	13.3%		842,703	826,153	—	*
	Bloomboard, Inc.		Senior Secured	12.0%		4,303,351	4,249,241	4,249,241	3/1/2028
	BlueCart, Inc.		Senior Secured	14.1%		859,238	802,533	705,991	*
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,238,214	1,189,414	1,189,414	12/1/2027
	Common Sun, Inc		Senior Secured	11.0%		332,246	328,393	328,393	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		200,038	200,037	200,037	1/1/2027
	Common Sun, Inc Subtotal					532,284	528,430	528,430

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	562,500	462,032	462,032	11/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		562,500	456,585	456,585	12/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		562,500	540,278	540,278	1/1/2029
	Crowded Technologies, Inc. Subtotal					1,125,000	996,863	996,863
	Eskalera, Inc.		Senior Secured	12.0%		1,231,088	1,208,618	680,681	*
	Family First, Inc		Senior Secured	12.0%	7.4%	2,811,034	2,919,366	2,919,366	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		585,436	581,935	—	*
	FutureProof Technologies, Inc.		Senior Secured	13.5%		228,185	225,067	225,067	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		64,553	64,266	64,266	4/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		399,384	376,199	—	*
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		3,968,835	3,894,232	3,894,232	4/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	1,525,028	1,538,826	1,538,826	2/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	1,280,553	1,294,817	1,294,817	6/1/2027
	Kolors, Inc. ** ^ Subtotal					2,805,581	2,833,643	2,833,643
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		7,028,034	6,694,819	6,694,819	8/1/2027
	Manifold Inc.		Senior Secured	12.0%	6.7%	2,185,155	2,118,157	2,118,157	5/1/2028
	Manifold Inc.		Senior Secured	12.0%	6.5%	750,000	707,326	707,326	7/1/2029
	Manifold Inc. Subtotal					2,935,155	2,825,483	2,825,483
	Merlyn Mind, Inc.		Senior Secured	13.1%		25,666,873	20,721,570	20,721,570	1/1/2029
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,227,835	524,191	*
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	1,023,604	1,030,773	1,030,773	10/1/2026
	Parkoursc, Inc.		Senior Secured	13.0%		764,684	724,367	724,367	10/1/2027
	Parkoursc, Inc.		Senior Secured	13.0%		914,019	895,912	895,912	3/1/2028
	Parkoursc, Inc. Subtotal					2,702,307	2,651,052	2,651,052
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,963,449	1,961,986	1,961,986	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%		2,617,932	2,599,820	2,599,820	10/1/2027
	Safe Securities Inc.		Senior Secured	11.5%	1.0%	4,125,000	3,630,867	3,630,867	5/1/2029
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,963,449	1,893,151	1,893,151	10/1/2027
	Safe Securities Inc. Subtotal					10,669,830	10,085,824	10,085,824
	Semsee Corp.		Senior Secured	14.3%	1.0%	1,433,470	1,414,281	1,414,281	1/1/2027
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	20.1%	9,000,000	8,134,425	8,134,425	10/1/2026
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	21.0%	2,250,000	2,290,726	2,290,726	10/1/2026
	Standard Dental OpCo, Inc. Subtotal					11,250,000	10,425,151	10,425,151
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,126	557,313	366,951	*
	Truepic Inc.		Senior Secured	12.3%		1,456,903	1,422,591	1,422,591	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		618,047	527,618	527,618	12/1/2027
	Truepic Inc. Subtotal					2,074,950	1,950,209	1,950,209
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,265,000	2,265,000	5/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		264,526	263,286	263,286	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	1,500,000	1,513,550	1,513,550	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		264,526	260,999	260,999	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,244,615	2,244,615	3/1/2026
	Vesta Housing, Inc. Subtotal					6,529,052	6,547,450	6,547,450
	ZeroCater, Inc.		Senior Secured	12.5%		4,584,034	4,372,381	4,372,381	4/1/2028
Software Total		47.7%				$108,155,593	$99,989,972	$92,070,903

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$375,000	$368,937	$368,937	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	734,762	734,762	2/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	612,248	612,248	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	733,676	733,676	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	735,463	735,463	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	736,615	736,615	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	737,504	737,504	10/1/2028
	Ava Finance, Inc. Subtotal					4,875,000	4,659,205	4,659,205
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,535,315	3,482,148	3,482,148	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,642,590	3,585,948	3,585,948	5/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,425,652	3,135,233	3,135,233	3/1/2028
	Klar Holdings Limited ** ^ Subtotal					10,603,557	10,203,329	10,203,329
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,485,045	—	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	1,168,473	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	2,566,587	2,448,785	2,448,785	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		389,055	296,966	—	*
	Techspert.IO Limited ** ^		Senior Secured	14.3%		1,594,481	1,527,273	1,527,273	9/1/2027
Technology Services Total		10.4%				$26,178,276	$24,891,807	$20,007,065

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$4,530,848	$4,388,123	$4,388,123	12/1/2027
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	1,827,015	1,896,255	1,896,255	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	6,596,279	6,485,140	6,485,140	12/1/2027
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	5,000,000	5,068,598	5,068,598	6/1/2028
	Nextivity, Inc. Subtotal					13,423,294	13,449,993	13,449,993
Wireless Total		9.2%				$17,954,142	$17,838,116	$17,838,116

	Grand Total	206.2%				$473,041,048	$430,925,365	$398,113,300

(Intentionally left blank)

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	$50,000,000	$(49,831)	$—	$(49,831)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 4.0000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.9000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2027	50,000,000	(99,226)	—	(99,226)
Total				$100,000,000	$(149,057)	$—	$(149,057)

* As of December 31, 2025, loans with a cost basis of $96.6 million and a fair value of $66.6 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2025, 21.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of December 31, 2025, all loans were made to non-affiliates.

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
44

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

(Intentionally left blank)

WTI FUND X, INC.
Notes to Financial Statements
1.ORGANIZATION AND OPERATIONS OF THE FUND

WTI Fund X, Inc. (the “Fund”) was incorporated in Maryland on October 19, 2020 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”) whose ultimate parent is Ridgepost Capital, Inc. (formerly known as P10, Inc.), a Delaware corporation. On January 12, 2026, P10, Inc. announced that it will change its legal name to Ridgepost Capital, Inc., effective February 11, 2026.

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

As of December 31, 2025, the Fund’s cash was held at two financial institutions: Safra National Bank of New York (“Safra Bank”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”) and Mitsubishi UFJ Financial Group, Inc. (“MUFG Bank”), which is not FDIC-insured. As of December 31, 2024, cash and cash equivalents were held at U.S. Bank National Association (“US Bank”), an FDIC-insured institution and MUFG Bank.

On September 9, 2025, the Manager entered into a new custody agreement on behalf of the Fund, transitioning the Fund’s FDIC-insured cash deposit banking relationship from US Bank to Safra Bank and, on September 12, 2025, the Fund terminated its custody agreement with US Bank.

All cash held at MUFG Bank amounting to $500,000 and $200,000 as of December 31, 2025 and 2024, respectively, is exposed to custodial credit risk in the event of a failure of that institution. Additionally, balances held at the FDIC-insured institution that exceed the federal insurance limit of $250,000 expose the Fund to a concentration of credit risk.

The following table summarizes the Fund's cash and cash equivalents as of each reporting date:

	December 31, 2025	December 31, 2024
Cash	$24,221,249	$200,000
Money market mutual funds*	—	25,045,995
Total cash and cash equivalents	$24,221,249	$25,245,995
Percentage of Fund's net assets	12.55%	10.96%
*For further details refer to the Schedules of Investments

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

As of December 31, 2025 and 2024, the financial statements included nonmarketable investments of $398.1 million and $440.1 million, respectively, (or 92.7% and 92.8% of total assets, respectively) with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “most advantageous market”). Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the most advantageous market effective yield rate would have the effect of lowering the fair value of the current portfolio of loans.

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

As of December 31, 2025 and 2024, loans with a cost basis of $96.6 million and $68.7 million and a fair value of $66.6 million and $43.1 million, respectively, were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2025 and 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

The interest rate collar instruments are contractually scheduled to terminate on December 31, 2026 and December 31, 2027.

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

Recent Accounting Pronouncements

Management has evaluated all Accounting Standards Updates (“ASUs”) issued in 2025 and concluded that none of the new standards are applicable to the Fund or are expected to have a material impact on the Fund’s financial statements. The Fund will continue to monitor standard-setting activities and evaluate the impact of any future ASUs on its financial statements as they are issued.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2025 and 2024, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	Performing Loans		All Loans
	For the years ended		For the years ended
Performing Loans	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Weighted-Average Interest Rate - Cash	15.27%	15.70%	13.22%	15.11%
Weighted-Average Interest Rate - Non-Cash	5.07%	4.64%	4.37%	4.45%
Weighted-Average Interest Rate	20.34%	20.34%	17.59%	19.56%

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

All loans as of December 31, 2025 and 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2025 and 2024, the Fund had unexpired unfunded commitments to borrowers of $82.5 million and $101.4 million, respectively.

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

The Fund recognizes transfers between levels, if any, on the actual date of the event of change in circumstances that caused the transfer. There were no transfers in or out of Level 1, 2 or 3 during the years ended December 31, 2025 and 2024.

For fair value disclosure purposes, the Fund has identified two classes of financial instruments: cash equivalents and loan investments. Cash equivalents are valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund's derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund's loan investments are classified as Level 3.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2025 and 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$15,339,309	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 17%	17%
		Asset Recovery	Probability weighting of alternative outcomes	25% *

Computers & Storage	5,831,669	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%
		Asset Recovery	Probability weighting of alternative outcomes	30% - 40% *

Internet	22,755,376	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 26%	19%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 65% ^

Medical Devices	8,092,081	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 26%	21%

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Other Healthcare	39,509,857	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 22%	15%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 50% ^

Other Technology	172,837,110	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	20%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Semiconductors & Equipment	3,831,814	Most advantageous market analysis	Most advantageous market effective yield rate	14%*	14%

Software	92,070,903	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 27%	20%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Technology Services	20,007,065	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 20%	16%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100% ^

Wireless	17,838,116	Most advantageous market analysis	Most advantageous market effective yield rate	18%	18%

Total Loan Investments	$398,113,300
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

Increases (or decreases) in the most advantageous market effective yield rate, in isolation, could result in a significantly lower (or higher) fair value measurement. Likewise, increases (or decreases) in the probability weighting of unfavorable outcomes could decrease (increase) the fair value of the loan investments significantly. These sensitivities vary across industry segments and individual borrowers.

The following tables present the balances of assets and liabilities as of December 31, 2025 and 2024 measured at fair value on a recurring basis:

As of December 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$398,113,300	$398,113,300
Total assets	$—	$—	$398,113,300	$398,113,300

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$149,057	$—	$149,057
Total liabilities	$—	$149,057	$—	$149,057

† For a detailed listing of borrowers comprising this amount, please refer to the Schedule of Investments.

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$440,132,395	$440,132,395
Cash equivalents	25,045,995	—	—	25,045,995
Total assets	$25,045,995	$—	$440,132,395	$465,178,390

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$81,459	$—	$81,459
Total liabilities	$—	$81,459	$—	$81,459

† For a detailed listing of borrowers comprising this amount, please refer to the Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$440,132,395	$—	$—
Acquisitions and originations	95,737,000	19,426,560	1,077,838
Principal payments on loans, net of accretion	(126,112,620)	—	—
Distributions to shareholder	—	(19,426,560)	(1,077,838)
Net realized loss from loans	(5,568,698)	—	—
Net change in unrealized loss from loans	(6,074,777)	—	—
Ending balance	$398,113,300	$—	$—
Net change in unrealized loss from loans still held at December 31, 2025	$(10,836,716)

	For the Year Ended December 31, 2024
	Loans	Warrants	Stock	Convertible Notes
Beginning balance	$403,600,113	$—	$—	$—
Acquisitions and originations	228,738,000	29,157,310	4,282,153	387,707
Principal payments on loans, net of accretion	(164,734,368)	—	—	—
Distributions to shareholder	—	(29,157,310)	(4,282,153)	(387,707)
Net realized loss from loans	(15,127,668)	—	—	—
Net change in unrealized loss from loans	(12,343,682)	—	—	—
Ending balance	$440,132,395	$—	$—	$—
Net change in unrealized loss from loans still held at December 31, 2024	$(19,316,566)

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

5. CAPITAL STOCK

As of both December 31, 2025 and 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both December 31, 2025 and 2024, was $500.0 million. Total contributed capital to the Company as of December 31, 2025 and 2024 was $400.0 million and $375.0 million, respectively, of which $358.0 million and $336.0 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Cash distributions	$80,200,000	$54,643,000	$23,748,000
Distributions of securities	20,504,398	33,827,170	21,497,345
Total distributions to shareholder	$100,704,398	$88,470,170	$45,245,345

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

On April 30, 2021, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of December 31, 2025 and 2024, the Fund’s asset coverage for borrowings was 183% and 196%, respectively.

The Fund is a party to a loan and security agreement (as amended and restated from time to time), the "Loan and Security Agreement") with ING Capital LLC acting as the administrative agent and the other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

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

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an "Adjusted Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of December 31, 2025, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the life of the facility, which is expected to terminate on October 18, 2026. As of December 31, 2025 and 2024, the remaining unamortized fees and costs are $0.4 million and $0.8 million, respectively.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount of at least 20% of the aggregate principal balance of the outstanding borrowings (the "Minimum Hedge Percentage"). The Fund is required to comply with this Minimum Hedge percentage only after the date on which the Subscription Secured Borrowings percentage is less than 25% of the Borrowing Base (See Note 8). As of both December 31, 2025 and 2024, Management is not aware of instances of non-compliance with financial covenants.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of December 31, 2025 and 2024, $232.5 million and $239.5 million, respectively, was outstanding under the debt facility, with a weighted average all-in interest rate of 6.1569% and 6.8947%, respectively.

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

For the periods from January 1, 2025 through September 30, 2025 and from October 1, 2025 through December 31, 2025, Management Fees were calculated at 1.500% and 1.250% of the Company's committed capital, respectively. For the periods from January 1, 2024 through September 30, 2024 and from October 1, 2024 through December 31, 2024, Management Fees were calculated at 1.575% and 1.500% of the Company's committed capital, respectively. Management Fees of $7.2 million and $7.8 million were recognized as expenses for the years ended December 31, 2025 and 2024, respectively.

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

The Fund entered into interest rate collar transactions with Zions Bancorporation, N.A. dba California Bank & Trust. Certain information related to the Fund's interest rate collar contracts is presented below:

Counterparties	Effective Date	Notional Amount	Cap	Floor	Index	Maturity Date
Zions Bancorporation, N.A.	12/31/2024	$50,000,000	5.30%	3.24%	1 mo.USD-SOFR CME Term	12/31/2026
Zions Bancorporation, N.A.	12/31/2025	$50,000,000	4.00%	2.90%	1 mo.USD-SOFR CME Term	12/31/2027

The interest rate collar mitigates the Fund's exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the SOFR rate falls below the established floor rate, and the counterparty will pay the Fund if the SOFR rate exceeds the established cap rate. The interest rate collar settles monthly.

The following table shows the Fund's derivative instruments at fair value on the Fund's Statements of Assets and Liabilities as of December 31, 2025 and 2024:

	Derivative Liabilities
Derivative Instruments	December 31, 2025	December 31, 2024
Interest rate collar	$149,057	$81,459

During the year ended December 31, 2025, an interest rate collar contract with a notional amount of $50.0 million expired.

The following table shows the effect of the Fund's derivative instruments on the Fund's Statements of Operations for the years ended December 31, 2025, 2024 and 2023:

		For the Years Ended
Derivative Instruments	Statements of Operations Caption	December 31, 2025	December 31, 2024	December 31, 2023
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$(67,598)	$29,458	$(110,917)
	Net realized gain from derivative instruments	$—	$23,596	$—

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of December 31, 2025 and 2024:

	As of December 31, 2025
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(149,057)	$—	$—	$—	$(149,057)
Total	$(149,057)	$—	$—	$—	$(149,057)

	As of December 31, 2024
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$(81,459)	$—	$—	$—	$(81,459)
Total	$(81,459)	$—	$—	$—	$(81,459)

(1) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty.
There were no derivative assets as of either December 31, 2025 or 2024.

9. TAX STATUS

The Fund has elected to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986 (the "Code") and operates in a manner to qualify for the tax treatment applicable to RICs. Failing to maintain at least 70% of total assets in "qualifying assets" will result in the loss of BDC status, resulting in losing its favorable tax treatment as a RIC. As of December 31, 2025, the Fund has met the BDC and RIC requirements. The Fund elected to be treated for federal income tax purposes as a RIC under the Code with the filing of its federal income tax return for 2022.

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

The cost of investments for federal income tax purposes reported on the Schedule of Investments as of December 31, 2025 and 2024 were $430.9 million and $466.9 million, respectively. At December 31, 2025, the Fund reported $3.9 million of gross unrealized gains compared to none at December 31, 2024. At December 31, 2025 and 2024, the Fund reported $36.9 million and $26.8 million, respectively, of gross unrealized losses and $33.0 million and $26.8 million, respectively, of net unrealized losses from investments.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts. As of December 31, 2025 and 2024, there were no book reclassification of dividends and distributions and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the years ended December 31, 2025 and 2024, the tax character of distributions paid was ordinary income in the amount of $47.5 million and $43.8 million, and return of capital of $53.2 million and $44.6 million, respectively.

As of December 31, 2025 and 2024, the components of total distributions on a tax basis were as follows:

	As of December 31, 2025	As of December 31, 2024
Accumulated capital losses	$(21,908,069)	$(16,339,371)
Other temporary differences	(1,173,492)	(1,190,837)
Distributions in excess of net investment income	(108,924,967)	(61,305,586)
Net unrealized depreciation	(32,961,122)	(26,818,747)
Total distributions	$(164,967,650)	$(105,654,541)

As of December 31, 2025, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed. As of December 31, 2025 and 2024, the Fund had no uncertain tax positions and no capital loss carryforwards.

10. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of December 31, 2025 and 2024, the Fund’s unexpired unfunded commitments to borrowers totaled $82.5 million and $101.4 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of December 31, 2025 and 2024:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2025	Expiration Date
Abacum Inc.	Software	$15,000,000	03/31/27
Ava Finance, Inc.	Technology Services	1,500,000	03/31/26
Bito Inc.	Software	375,000	03/31/26
Creoate Limited	Other Technology	375,000	01/31/26
Crowded Technologies, Inc.	Software	1,125,000	07/31/26
Daisyco, Inc.	Other Technology	3,750,000	06/30/26
eXo Imaging, Inc.	Medical Devices	3,750,000	07/31/26
Fortull, Inc.	Other Technology	750,000	10/31/26
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Lark Technologies, Inc.	Other Healthcare	7,500,000	04/30/26
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Safe Securities Inc.	Software	10,875,000	06/30/27
Teiko Bio, Inc.	Biotechnology	1,500,000	06/30/26
Vitable, Inc.	Other Healthcare	3,000,000	03/14/26
Total		$82,500,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
AI Netomi, Inc.	Software	$2,250,000	01/31/25
American Castanea PBC	Other Technology	1,750,000	04/30/25
Carbon Ridge, Inc.	Other Technology	1,125,000	04/01/25
Charlie Financial Inc.	Other Healthcare	3,500,000	03/31/25
Creoate Limited	Other Technology	1,662,000	05/31/25
Gallant Pet, Inc.	Medical Devices	1,125,000	02/28/25
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Gold Words, LLC	Other Technology	375,000	06/30/25
Innventure LLC	Other Technology	22,500,000	01/31/25
Klar Holdings Limited	Technology Services	7,500,000	07/31/25
Manifold Inc.	Software	750,000	12/31/25
Modern Animal, Inc.	Other Healthcare	10,000,000	01/31/25
Overdrive Products Inc.	Other Technology	1,500,000	03/31/25
Owlet Baby Care, Inc.	Other Technology	5,625,000	08/15/25
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Scripta Insights, Inc.	Other Technology	750,000	03/31/25
SkySQL, Inc.	Software	750,000	07/31/25
Threedium, Inc.	Internet	1,750,000	07/31/25
Truepic Inc.	Software	3,000,000	01/03/25
ZeroCater, Inc.	Software	2,475,000	01/31/25
Total		$101,387,000

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

11. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The chief operating decision maker ("CODM") is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

12. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the years ended December 31, 2025, 2024, 2023, 2022 and 2021.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income (loss) to average net assets, calculated in the following table are computed based upon the aggregate weighted-average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the years presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021

Total return	19.56%	12.72%	17.07%	15.36%	(1,156.27%)
Per share amounts:
Net asset value, beginning of year	$2,303.45	$2,273.02	$1,137.31	$359.85	$0.25
Net investment income (loss)	531.02	589.32	354.15	164.44	(12.42)
Net realized and change in unrealized loss from loans and derivative instruments	(117.11)	(274.19)	(100.98)	(56.41)	—
Net increase (decrease) in net assets resulting from operations	413.91	315.13	253.17	108.03	(12.42)
Distributions of income to shareholder	(475.34)	(438.28)	(341.80)	(146.13)	(72.73)
Return of capital to shareholder	(531.70)	(446.42)	(110.66)	(164.44)	—
Contributions from shareholder	220.00	600.00	1,335.00	980.00	444.75
Net asset value, end of year	$1,930.32	$2,303.45	$2,273.02	$1,137.31	$359.85
Net assets, end of year	$193,032,350	$230,345,459	$227,302,136	$113,730,798	$35,984,561

Ratios to average net assets:
Expenses	10.32%	8.59%	14.76%	18.83%	33.03%
Net investment income (loss)	23.04%	22.28%	22.02%	21.90%	(15.21%)
Portfolio turnover rate	—%	—%	—%	—%	—%
Average debt outstanding	$223,653,846	$178,615,385	$197,923,077	$111,269,231	$22,250,000 ^

^ The average debt outstanding is for the period from the establishment of the debt facility, October 26, 2021, through December 31, 2021.

13. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this Annual Report on Form 10-K and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.