Form 10-Q
period 2026-03-31
WTI Fund X, Inc.
filed 2026-05-14
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2026
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2026 and December 31, 2025

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2026 and 2025

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2026 and 2025

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2026 and 2025

Condensed Schedules of Investments (Unaudited)
As of March 31, 2026 and December 31, 2025

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026	December 31, 2025
ASSETS
Loans, at estimated fair value
(amortized cost of $370,055,950 and $430,925,365, respectively)	$334,975,067	$398,113,300
Derivative asset	19,028	—
Cash	31,176,576	24,221,249
Dividend and interest receivables	4,798,299	6,270,312
Other assets	2,685,612	852,611
Total assets	373,654,582	429,457,472

LIABILITIES
Borrowings under debt facility	180,500,000	232,500,000
Accrued management fees	1,562,500	1,562,500
Derivative liability	13,281	149,057
Accounts payable and other accrued liabilities	1,916,447	2,213,565
Total liabilities	183,992,228	236,425,122

NET ASSETS	$189,662,354	$193,032,350

Analysis of Net Assets:

Capital paid in on shares of capital stock	$358,000,000	$358,000,000
Cumulative return of capital distributions	(132,019,639)	(130,763,657)
Total distributable losses	(36,318,007)	(34,203,993)
Net assets (equivalent to $1,896.62 and $1,930.32 per share based on 100,000 shares of capital stock outstanding - See Notes 5 and 11)	$189,662,354	$193,032,350

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$91,250,000	$82,500,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

INVESTMENT INCOME:
Interest on loans	$27,937,080	$16,780,844
Other income	34,476	230,900
Total investment income	27,971,556	17,011,744

EXPENSES:
Management fees	1,562,500	1,875,000
Interest expense	3,259,427	4,039,808
Banking and professional fees	72,153	320,084
Other operating expenses	105,804	40,332
Total expenses	4,999,884	6,275,224
Net investment income	22,971,672	10,736,520

Net realized loss from loans	(1,202,352)	—
Net change in unrealized loss from loans	(2,268,818)	(7,670,681)
Net change in unrealized gain (loss) from derivative instruments	154,804	(100,174)
Net realized and change in unrealized loss from loans and derivative instruments	(3,316,366)	(7,770,855)
Net increase in net assets resulting from operations	$19,655,306	$2,965,665

Amounts per common share:
Net increase in net assets resulting from operations per share	$196.55	$29.66
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2024	100,000	$100	$335,999,900	$(77,592,923)	$(28,061,618)	$230,345,459
Net increase in net assets resulting from operations	—	—	—	—	2,965,665	2,965,665
Distributions of income to shareholder	—	—	—	—	(10,736,520)	(10,736,520)
Return of capital to shareholder	—	—	—	(2,827,857)	—	(2,827,857)
Contributions from shareholder	—	—	22,000,000	—	—	22,000,000
Balance at March 31, 2025	100,000	$100	$357,999,900	$(80,420,780)	$(35,832,473)	$241,746,747

Balance at December 31, 2025	100,000	$100	$357,999,900	$(130,763,657)	$(34,203,993)	$193,032,350
Net increase in net assets resulting from operations	—	—	—	—	19,655,306	19,655,306
Distributions of income to shareholder	—	—	—	—	(21,769,320)	(21,769,320)
Return of capital to shareholder	—	—	—	(1,255,982)	—	(1,255,982)
Balance at March 31, 2026	100,000	$100	$357,999,900	$(132,019,639)	$(36,318,007)	$189,662,354

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$19,655,306	$2,965,665
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized loss from loans	1,202,352	—
Net change in unrealized loss from loans	2,268,818	7,670,681
Net change in unrealized gain (loss) from derivative instruments	(154,804)	100,174
Amortization of deferred costs related to debt facility	110,537	110,537
Origination of loans	(30,350,000)	(48,412,000)
Principal payments on loans, net of accretion	88,798,602	27,248,265
Acquisition of equity securities	(2,306,841)	(5,628,393)
Changes in operating assets and liabilities:
Net decrease in dividend and interest receivables	1,472,013	328,127
Net (increase) decrease in other assets	(1,943,538)	946,147
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(297,118)	116,118
Net cash provided by (used in) operating activities	78,455,327	(14,554,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(19,500,000)	(6,700,000)
Contributions from shareholder	—	22,000,000
Borrowings under debt facility	—	7,000,000
Repayments of borrowings under debt facility	(52,000,000)	(19,000,000)
Net cash provided by (used in) financing activities	(71,500,000)	3,300,000

Net increase (decrease) in cash and cash equivalents	6,955,327	(11,254,679)

CASH AND CASH EQUIVALENTS:
Beginning of period	24,221,249	25,245,995
End of period	$31,176,576	$13,991,316

SUPPLEMENTAL DISCLOSURES:

CASH PAID DURING THE PERIOD:
Interest - Debt facility	$3,394,294	$3,917,528
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$3,525,302	$6,864,377
Receipt of equity securities as repayment of loans	$1,218,461	$1,235,984

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	$946,128	$1,120,992	$1,120,992	8/1/2026
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	3,532,863	3,491,086	3,491,086	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	7,065,726	6,759,246	6,759,246	7/1/2028
	Biolojic Design Ltd. ** ^ Subtotal					11,544,717	11,371,324	11,371,324
	Mazen Animal Health Inc.		Senior Secured	14.3%		3,129,739	3,044,523	2,092,632	*
	Teiko Bio, Inc.		Senior Secured	12.5%		750,000	670,298	670,298	5/1/2029
	Ukko Inc. ** ^		Senior Secured	11.5%		266,219	264,990	264,990	5/1/2026
Biotechnology Total		7.6%				$15,690,675	$15,351,135	$14,399,244

Computers & Storage
	Proto, Inc.		Senior Secured	13.0%	17.8%	$706,820	$676,564	$676,564	7/1/2028
Computers & Storage Total		0.4%				$706,820	$676,564	$676,564

Internet
	BossBites Inc.		Senior Secured	12.0%		$1,500,000	$1,413,342	$1,413,342	4/1/2029
	D2C Store, Inc.		Senior Secured	10.0%		726,630	536,550	536,550	1/1/2027
	Findigs, Inc.		Senior Secured	13.5%		2,012,643	1,955,694	1,955,694	7/1/2027
	OneLocal, Inc. ** ^		Senior Secured	12.3%		64,091	63,075	63,075	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		7,260,424	5,134,951	5,134,951	*
	Realm Living, Inc.		Senior Secured	15.7%		2,489,905	2,444,153	2,444,153	6/1/2027
	RetailerX, Inc.		Senior Secured	11.0%		7,240,370	6,643,940	6,172,036	*
	Threedium, Inc. ** ^		Senior Secured	13.3%		734,042	656,563	656,563	12/1/2027
Internet Total		9.7%				$22,028,105	$18,848,268	$18,376,364

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,534,636	$1,407,152	$1,407,152	9/1/2027
	eXo Imaging, Inc.		Senior Secured	12.5%		3,750,000	3,280,331	3,280,331	12/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		994,852	994,850	994,850	5/1/2028
	Gallant Pet, Inc.		Senior Secured	14.0%		531,559	519,793	519,793	10/1/2026
	Gallant Pet, Inc.		Senior Secured	13.3%		1,658,690	1,542,980	1,542,980	5/1/2028
	Gallant Pet, Inc. Subtotal					3,185,101	3,057,623	3,057,623
Medical Devices Total		4.1%				$8,469,737	$7,745,106	$7,745,106

Other Healthcare
	Charlie Financial Inc.		Senior Secured	12.5%	3.9%	$3,297,339	$3,208,369	$620,226	7/1/2028
	Charlie Financial Inc.		Senior Secured	12.0%	3.0%	3,296,179	3,285,602	623,353	7/1/2028
	Charlie Financial Inc. Subtotal					6,593,518	6,493,971	1,243,579
	GoForward, Inc.		Senior Secured	12.8%		20,428,021	18,281,784	9,152,789	*
	KBS, Inc.		Senior Secured	14.0%		29,153	28,817	28,817	6/1/2026
	Lark Technologies, Inc.		Senior Secured	13.5%		9,626,815	7,996,115	7,996,115	4/1/2028
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.6%	1,500,000	1,134,708	1,134,708	10/1/2029
	Modern Animal, Inc.		Senior Secured	12.8%		13,419,728	12,870,003	12,870,003	12/1/2030
	Vitable, Inc.		Senior Secured	13.0%		4,500,000	4,281,371	4,281,371	4/1/2029
	Vitable, Inc.		Senior Secured	13.0%		3,000,000	2,916,937	2,916,937	4/1/2029
	Vitable, Inc. Subtotal					7,500,000	7,198,308	7,198,308
	Yuva Biosciences, Inc.		Senior Secured	13.3%		19,387	19,185	19,185	5/1/2026
Other Healthcare Total		20.9%				$59,116,622	$54,022,891	$39,643,504

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$495,871	$453,499	$453,499	10/1/2028
	American Castanea PBC		Senior Secured	11.8%	6.7%	182,575	24,223	24,223	12/1/2027
	American Castanea PBC		Senior Secured	11.8%	6.7%	575,000	587,293	587,293	10/1/2028
	American Castanea PBC Subtotal					757,575	611,516	611,516
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	453,370	*
	Badiani Limited ** ^		Senior Secured	13.6%		1,719,107	1,638,961	1,202,391	*
	Belong, Inc.		Senior Secured	13.5%		1,500,000	1,095,900	1,095,900	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		750,000	663,393	663,393	3/1/2029
	Belong, Inc.		Senior Secured	13.0%		625,000	497,907	497,907	3/1/2029
	Belong, Inc. Subtotal					2,875,000	2,257,200	2,257,200
	Brick Dynamics Inc.		Senior Secured	12.0%		500,000	460,301	460,301	4/1/2029
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,561	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,081,496	1,081,496	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		978,232	916,578	916,578	7/1/2028
	Carbon Ridge, Inc. Subtotal					2,103,232	1,998,074	1,998,074
	Cella Farms Inc.		Senior Secured	11.8%		1,456,621	1,422,963	886,176	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	961,868	961,868	8/1/2028
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	56,205	*
	Creoate Limited ** ^		Senior Secured	12.8%		424,095	420,901	420,901	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	478,846	477,804	477,804	11/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		410,978	408,003	408,003	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		145,192	144,100	144,100	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		462,308	458,415	458,415	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		474,710	470,454	470,454	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		525,000	520,259	520,259	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		366,851	258,020	258,020	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		1,125,000	1,049,210	1,049,210	5/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	341,904	340,231	340,231	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		375,000	365,644	365,644	8/1/2029
	Creoate Limited ** ^		Senior Secured	15.5%		206,242	204,871	204,871	2/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		528,855	524,982	524,982	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	434,131	431,478	431,478	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	391,234	390,873	390,873	10/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		750,000	732,103	732,103	7/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	558,814	537,242	537,242	8/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	372,089	370,679	370,679	12/1/2027
	Creoate Limited ** ^ Subtotal					8,371,249	8,105,269	8,105,269
	Daisyco, Inc.		Senior Secured	10.8%		3,750,000	3,478,505	3,478,505	4/1/2029
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,836	1,714,183	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	474,726	—	*
	Fortull, Inc.		Senior Secured	11.0%		375,000	361,115	361,115	4/1/2029
	Fortull, Inc.		Senior Secured	11.0%		375,000	319,746	319,746	1/1/2029
	Fortull, Inc. Subtotal					750,000	680,861	680,861
	Gold Words, LLC		Senior Secured	12.0%		469,995	459,975	459,975	12/1/2027
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	920,690	179,051	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		8,796,214	8,572,020	8,572,020	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		20,918,631	14,646,679	18,536,917	*
	Hint, Inc.		Senior Secured	13.8%		4,541,513	3,458,629	3,458,629	1/1/2028
	Holo, Inc.		Senior Secured	13.5%		204,304	26,811	26,811	*
	Innventure LLC **		Senior Secured	13.5%		13,712,901	7,481,956	7,481,956	6/1/2028
	Joy Memories, Inc		Senior Secured	12.0%		3,936,225	4,008,455	4,008,455	6/1/2027
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	7,063,241	6,985,017	6,985,017	7/1/2028
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,291,370	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.1%		352,381	318,146	318,146	3/1/2027
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,508,070	2,409,036	*
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	16,730,655	16,768,694	16,768,694	10/1/2027
	Overdrive Products Inc.		Senior Secured	13.5%		382,797	312,308	312,308	1/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	4,693,973	4,267,066	4,267,066	1/1/2028
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	751,900	751,900	*
	Ripple Foods, PBC		Senior Secured	12.0%		8,378,335	8,275,805	8,275,805	6/1/2029
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	270,549	*
	Romaine Empire, Inc.		Senior Secured	13.5%		7,217,228	7,344,660	6,649,848	12/1/2027
	Runzy, Inc.		Senior Secured	14.4%		220,000	216,626	216,626	9/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		1,921,798	1,846,541	1,846,541	4/1/2028
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	743,194	770,899	770,899	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	1,486,388	1,521,304	1,521,304	1/1/2027
	Sun Day Carwash, Inc. Subtotal					2,229,582	2,292,203	2,292,203
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,691,973	922,530	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	TomoCredit, Inc.		Senior Secured	13.8%		1,427,768	1,405,150	1,405,150	4/1/2027
	Umbra Lab, Inc.		Senior Secured	15.3%		1,612,444	1,598,300	1,598,300	10/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		195,535	195,117	195,117	4/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		5,741,958	5,580,430	5,580,430	1/1/2028
	Umbra Lab, Inc.		Senior Secured	12.5%		18,050,000	17,013,674	17,013,674	10/1/2029
	Umbra Lab, Inc. Subtotal					25,599,937	24,387,521	24,387,521
	World View Enterprises Inc.		Senior Secured	13.0%		1,000,000	754,236	754,236	3/1/2029
	World Wrapps II, Inc.		Senior Secured	12.5%		860,658	815,539	815,539	1/1/2029
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	—	*
Other Technology Total		77.3%				$174,195,052	$153,851,801	$146,695,508

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	12.5%		$3,766,988	$3,656,590	$3,656,590	9/1/2028
Semiconductors & Equipment Total		2.0%				$3,766,988	$3,656,590	$3,656,590

Software
	Abacum Inc.		Senior Secured	13.5%		$396,897	$391,130	$391,130	10/1/2026
	Abacum Inc.		Senior Secured	12.8%		1,325,985	1,306,063	1,306,063	5/1/2028
	Abacum Inc. Subtotal					1,722,882	1,697,193	1,697,193
	APIsecAI, Inc.		Senior Secured	12.0%		750,000	728,071	728,071	1/1/2029
	APIsecAI, Inc.		Senior Secured	12.0%		1,450,243	1,371,167	1,371,167	5/1/2028
	APIsecAI, Inc. Subtotal					2,200,243	2,099,238	2,099,238
	Bito Inc.		Senior Secured	12.5%		750,000	644,816	644,816	5/1/2029
	Bloomboard, Inc.		Senior Secured	12.0%		4,203,704	3,887,139	3,887,139	3/1/2029
	BlueCart, Inc.		Senior Secured	14.1%		859,238	802,533	705,991	*
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,100,131	1,061,502	1,061,502	12/1/2027
	Checksum AI, Inc.		Senior Secured	11.3%		1,000,000	940,751	940,751	10/1/2029
	Common Sun, Inc		Senior Secured	11.0%		155,933	155,932	155,932	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		192,437	191,019	191,019	7/1/2026
	Common Sun, Inc Subtotal					348,370	346,951	346,951
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	562,500	476,844	476,844	11/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		562,500	468,446	468,446	12/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		562,500	544,654	544,654	1/1/2029
	Crowded Technologies, Inc. Subtotal					1,125,000	1,013,100	1,013,100
	Eskalera, Inc.		Senior Secured	12.0%		1,231,088	1,201,118	547,096	*
	Family First, Inc		Senior Secured	12.0%	7.4%	2,462,485	2,605,073	2,165,906	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		585,436	581,935	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	FutureProof Technologies, Inc.		Senior Secured	13.5%		116,000	115,076	115,076	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		16,370	16,340	16,340	4/1/2026
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		3,603,013	3,390,485	3,390,485	10/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	1,217,419	1,250,399	1,250,399	2/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	1,084,395	1,107,195	1,107,195	6/1/2027
	Kolors, Inc. ** ^ Subtotal					2,301,814	2,357,594	2,357,594
	Merlyn Mind, Inc.		Senior Secured	13.1%		25,953,021	21,539,725	21,539,725	1/1/2029
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,215,335	511,691	*
	Outbuild Technologies, Inc.		Senior Secured	12.0%		1,675,000	1,588,256	1,588,256	3/1/2029
	Parkoursc, Inc.		Senior Secured	12.9%		2,858,698	2,608,494	2,608,494	9/1/2028
	Safe Securities Inc.		Senior Secured	12.3%		2,293,977	2,288,198	2,288,198	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,720,483	1,672,122	1,672,122	10/1/2027
	Safe Securities Inc.		Senior Secured	11.5%	1.0%	4,125,000	3,686,151	3,686,151	5/1/2029
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,720,483	1,725,529	1,725,529	10/1/2027
	Safe Securities Inc. Subtotal					9,859,943	9,372,000	9,372,000
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		603,216	471,956	326,897	*
	Truepic Inc.		Senior Secured	12.3%		1,325,014	1,296,649	1,296,649	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		548,662	476,520	476,520	12/1/2027
	Truepic Inc. Subtotal					1,873,676	1,773,169	1,773,169
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,350,313	2,350,313	3/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		134,189	133,823	133,823	6/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		134,189	133,146	133,146	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	1,500,000	1,525,691	1,525,691	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,482,315	2,482,315	5/1/2026
	Vesta Housing, Inc. Subtotal					6,268,378	6,625,288	6,625,288
	ZeroCater, Inc.		Senior Secured	12.5%		4,403,184	4,253,214	4,253,214	4/1/2028
Software Total		36.9%				$83,723,799	$77,301,422	$70,064,756

Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$750,000	$632,031	$632,031	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	737,708	737,708	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	737,030	737,030	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	736,981	736,981	2/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	738,847	738,847	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	375,000	370,349	370,349	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	739,844	739,844	10/1/2028
	Ava Finance, Inc. Subtotal					4,875,000	4,692,790	4,692,790
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,089,937	2,852,560	2,852,560	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,313,750	3,266,932	3,266,932	5/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,202,996	3,159,394	3,159,394	4/1/2028
	Klar Holdings Limited ** ^ Subtotal					9,606,683	9,278,886	9,278,886
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,485,045	—	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	1,168,473	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	2,293,324	2,208,832	2,208,832	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		389,055	296,966	—	*
Technology Services Total		9.1%				$23,313,658	$22,233,723	$17,348,981

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$4,530,848	$4,072,539	$4,072,539	6/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	1,647,966	1,731,042	1,731,042	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	4,565,982	4,681,691	4,681,691	6/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	5,857,392	5,883,178	5,883,178	12/1/2027
	Nextivity, Inc. Subtotal					12,071,340	12,295,911	12,295,911
Wireless Total		8.6%				$16,602,188	$16,368,450	$16,368,450

	Grand Total	176.6%				$407,613,644	$370,055,950	$334,975,067

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/ (depreciation) (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	$50,000,000	$(13,281)	$—	$(13,281)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 4.0000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.9000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2027	50,000,000	19,028	—	19,028
Total				$100,000,000	$5,747	$—	$5,747

* As of March 31, 2026, loans with a cost basis of $82.9 million and a fair value of $54.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2026, 19.4% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(e) The unrealized appreciation/(depreciation) was valued using prices or valuation based on observable inputs other than quoted price in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

As of March 31, 2026, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

(Intentionally left blank)

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$7,500,000	$7,102,545	$7,102,545	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	1,490,871	1,643,257	1,643,257	8/1/2026
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	3,750,000	3,682,604	3,682,604	7/1/2028
	Biolojic Design Ltd. ** ^ Subtotal					12,740,871	12,428,406	12,428,406
	Mazen Animal Health Inc.		Senior Secured	14.3%		3,104,711	3,019,495	2,260,705	*
	Ukko Inc. ** ^		Senior Secured	11.5%		656,145	650,198	650,198	5/1/2026
Biotechnology Total		7.9%				$16,501,727	$16,098,099	$15,339,309

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$5,000,000	$5,134,605	$5,134,605	*
	Proto, Inc.		Senior Secured	13.0%	17.8%	750,000	697,064	697,064	7/1/2028
Computers & Storage Total		3.0%				$5,750,000	$5,831,669	$5,831,669

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$856,869	$610,687	$610,687	1/1/2027
	Findigs, Inc.		Senior Secured	13.5%		2,352,030	2,274,782	2,274,782	7/1/2027
	Giant Labs, Inc.		Senior Secured	12.8%		1,827,417	1,978,792	1,978,792	3/1/2028
	Miami Labs, Inc.		Senior Secured	13.3%		675,288	651,684	651,684	2/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		110,479	107,708	107,708	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		8,528,348	6,634,951	6,634,951	*
	Realm Living, Inc.		Senior Secured	15.7%		2,942,659	2,879,242	2,879,242	6/1/2027
	RetailerX, Inc.		Senior Secured	11.0%		7,345,775	6,888,793	6,888,793	*
	Threedium, Inc. ** ^		Senior Secured	13.3%		825,945	728,737	728,737	12/1/2027
Internet Total		11.8%				$25,464,810	$22,755,376	$22,755,376

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,534,636	$1,372,741	$1,372,741	9/1/2027
	eXo Imaging, Inc.		Senior Secured	12.5%		3,750,000	3,219,508	3,219,508	12/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		1,092,975	1,092,974	1,092,974	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		1,821,790	1,682,539	1,682,539	5/1/2028
	Gallant Pet, Inc.		Senior Secured	14.0%		746,612	724,319	724,319	10/1/2026
	Gallant Pet, Inc. Subtotal					3,661,377	3,499,832	3,499,832
Medical Devices Total		4.2%				$8,946,013	$8,092,081	$8,092,081

Other Healthcare
	CarePoint ** ^		Senior Secured	13.8%		$838,466	$831,305	$428,377	*
	Charlie Financial Inc.		Senior Secured	12.5%	3.9%	3,500,000	3,373,727	1,987,938	7/1/2028
	Charlie Financial Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,470,328	2,044,859	7/1/2028
	Charlie Financial Inc. Subtotal					7,000,000	6,844,055	4,032,797
	GoForward, Inc.		Senior Secured	12.8%		20,352,673	18,206,436	9,077,441	*
	KBS, Inc.		Senior Secured	14.0%		57,314	56,181	56,181	6/1/2026
	Lark Technologies, Inc.		Senior Secured	13.5%		10,613,936	8,652,968	8,652,968	4/1/2028
	Modern Animal, Inc.		Senior Secured	12.8%		13,419,728	12,841,490	12,841,490	12/1/2030
	Open Inc.		Senior Secured	14.8%		58,770	58,646	58,646	3/1/2026
	Open Inc.		Senior Secured	13.5%		58,001	57,588	57,588	3/1/2026
	Open Inc. Subtotal					116,771	116,234	116,234

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Vitable, Inc.		Senior Secured	13.0%		4,500,000	4,257,659	4,257,659	4/1/2029
	Yuva Biosciences, Inc.		Senior Secured	13.3%		47,681	46,710	46,710	5/1/2026
Other Healthcare Total		20.5%				$56,946,569	$51,853,038	$39,509,857

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$536,351	$482,616	$482,616	10/1/2028
	American Castanea PBC		Senior Secured	11.8%	6.7%	205,779	24,381	24,381	12/1/2027
	American Castanea PBC		Senior Secured	11.8%	6.7%	575,000	584,070	584,070	10/1/2028
	American Castanea PBC Subtotal					780,779	608,451	608,451
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	453,370	*
	Badiani Limited ** ^		Senior Secured	13.6%		1,719,107	1,638,961	1,202,391	*
	Belong, Inc.		Senior Secured	13.5%		750,000	653,973	653,973	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		1,500,000	1,056,618	1,056,618	3/1/2029
	Belong, Inc. Subtotal					2,250,000	1,710,591	1,710,591
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,963	1,003,561	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,075,417	1,075,417	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,067,422	994,119	994,119	7/1/2028
	Carbon Ridge, Inc. Subtotal					2,192,422	2,069,536	2,069,536
	Cella Farms Inc.		Senior Secured	11.8%		1,456,621	1,422,963	886,176	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	936,235	936,235	8/1/2028
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	56,205	*
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	418,910	415,840	415,840	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	482,946	482,946	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		462,636	458,825	458,825	7/1/2028
	Creoate Limited ** ^		Senior Secured	15.5%		257,682	255,570	255,570	2/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		1,125,000	1,040,873	1,040,873	5/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	446,231	444,090	444,090	10/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		29,154	29,086	29,086	3/1/2026
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	542,453	539,282	539,282	11/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	382,750	379,587	379,587	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		157,863	156,568	156,568	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		404,801	375,483	375,483	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		581,176	576,490	576,490	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		449,920	446,347	446,347	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	483,476	478,954	478,954	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		525,000	519,546	519,546	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	647,553	615,984	615,984	8/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	482,561	482,561	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		750,000	724,656	724,656	7/1/2029
	Creoate Limited ** ^ Subtotal					8,639,605	8,422,688	8,422,688
	Daisyco, Inc.		Senior Secured	10.8%		3,750,000	3,446,333	3,446,333	4/1/2029
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	1,714,182	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	479,476	—	*
	Fortull, Inc.		Senior Secured	11.0%		375,000	312,811	312,811	1/1/2029
	Gold Words, LLC		Senior Secured	12.0%		529,581	516,887	516,887	12/1/2027
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	941,507	260,896	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		9,217,489	8,962,198	8,962,198	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		20,918,631	14,646,680	18,536,918	*
	Hint, Inc.		Senior Secured	13.8%		4,962,197	3,638,353	3,638,353	1/1/2028
	Holo, Inc.		Senior Secured	13.5%		204,304	26,811	26,811	*
	Innventure LLC **		Senior Secured	13.5%		15,000,000	7,790,373	7,790,373	6/1/2028
	Joy Memories, Inc		Senior Secured	12.0%		4,522,031	4,481,160	4,481,160	6/1/2027
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	7,500,000	7,333,230	7,333,230	7/1/2028
	Last Energy Inc.		Senior Secured	13.8%		4,246,369	3,947,839	3,947,839	4/1/2028
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,291,370	—	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.1%		398,954	351,769	351,769	3/1/2027
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,508,070	2,409,036	*
	Merlin Labs, Inc.		Senior Secured	13.5%		29,787,671	27,860,348	27,860,348	6/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	19,087,946	18,847,298	18,847,298	10/1/2027
	Overdrive Products Inc.		Senior Secured	13.5%		428,172	341,313	341,313	1/1/2028
	Owlet Baby Care, Inc. **		Senior Secured	12.0%	7.8%	5,259,169	4,651,074	4,651,074	1/1/2028
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	789,991	789,991	*
	Ripple Foods, PBC		Senior Secured	12.0%		8,422,058	8,286,535	8,286,535	6/1/2029
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	270,549	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,118,564	8,195,815	8,195,815	12/1/2027
	Runzy, Inc.		Senior Secured	14.4%		220,000	216,075	216,075	9/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		2,121,189	2,029,603	2,029,603	4/1/2028
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	1,901,330	1,913,005	1,913,005	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	950,665	972,589	972,589	1/1/2027
	Sun Day Carwash, Inc. Subtotal					2,851,995	2,885,594	2,885,594
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,691,973	922,530	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	TomoCredit, Inc.		Senior Secured	13.8%		1,728,664	1,695,856	1,695,856	4/1/2027
	Umbra Lab, Inc.		Senior Secured	15.3%		2,261,449	2,234,617	2,234,617	10/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		769,183	765,188	765,188	4/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		6,422,575	6,220,716	6,220,716	1/1/2028
	Umbra Lab, Inc. Subtotal					9,453,207	9,220,521	9,220,521
	World Wrapps II, Inc.		Senior Secured	12.5%		893,065	830,136	830,136	1/1/2029
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	—	*
	Zimeno Inc.		Senior Secured	11.5%		4,854,287	4,734,337	4,233,256	*
Other Technology Total		89.5%				$203,183,689	$179,743,393	$172,837,110

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	12.5%		$3,960,229	$3,831,814	$3,831,814	9/1/2028
Semiconductors & Equipment Total		2.0%				$3,960,229	$3,831,814	$3,831,814

Software
	Abacum Inc.		Senior Secured	12.8%		$1,457,168	$1,433,077	$1,433,077	5/1/2028
	Abacum Inc.		Senior Secured	13.5%		557,799	546,844	546,844	10/1/2026
	Abacum Inc. Subtotal					2,014,967	1,979,921	1,979,921
	APIsecAI, Inc.		Senior Secured	12.0%		1,500,000	1,405,172	1,405,172	5/1/2028
	APIsecAI, Inc.		Senior Secured	12.0%		750,000	722,718	722,718	1/1/2029
	APIsecAI, Inc. Subtotal					2,250,000	2,127,890	2,127,890
	Bito Inc.		Senior Secured	12.5%		750,000	634,504	634,504	5/1/2029
	Blackcart, Inc. ** ^		Senior Secured	13.3%		842,703	826,153	—	*
	Bloomboard, Inc.		Senior Secured	12.0%		4,303,351	4,249,241	4,249,241	3/1/2028
	BlueCart, Inc.		Senior Secured	14.1%		859,238	802,533	705,991	*
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,238,214	1,189,414	1,189,414	12/1/2027
	Common Sun, Inc		Senior Secured	11.0%		332,246	328,393	328,393	7/1/2026
	Common Sun, Inc		Senior Secured	11.0%		200,038	200,037	200,037	1/1/2027
	Common Sun, Inc Subtotal					532,284	528,430	528,430
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	562,500	462,032	462,032	11/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		562,500	456,585	456,585	12/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		562,500	540,278	540,278	1/1/2029
	Crowded Technologies, Inc. Subtotal					1,125,000	996,863	996,863
	Eskalera, Inc.		Senior Secured	12.0%		1,231,088	1,208,618	680,681	*
	Family First, Inc		Senior Secured	12.0%	7.4%	2,811,034	2,919,366	2,919,366	10/1/2027

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Form Remodel, Inc.		Senior Secured	11.0%		585,436	581,935	—	*
	FutureProof Technologies, Inc.		Senior Secured	13.5%		228,185	225,067	225,067	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		64,553	64,266	64,266	4/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		399,384	376,199	—	*
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		3,968,835	3,894,232	3,894,232	4/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	1,525,028	1,538,826	1,538,826	2/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	1,280,553	1,294,817	1,294,817	6/1/2027
	Kolors, Inc. ** ^ Subtotal					2,805,581	2,833,643	2,833,643
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		7,028,034	6,694,819	6,694,819	8/1/2027
	Manifold Inc.		Senior Secured	12.0%	6.7%	2,185,155	2,118,157	2,118,157	5/1/2028
	Manifold Inc.		Senior Secured	12.0%	6.5%	750,000	707,326	707,326	7/1/2029
	Manifold Inc. Subtotal					2,935,155	2,825,483	2,825,483
	Merlyn Mind, Inc.		Senior Secured	13.1%		25,666,873	20,721,570	20,721,570	1/1/2029
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,227,835	524,191	*
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	1,023,604	1,030,773	1,030,773	10/1/2026
	Parkoursc, Inc.		Senior Secured	13.0%		764,684	724,367	724,367	10/1/2027
	Parkoursc, Inc.		Senior Secured	13.0%		914,019	895,912	895,912	3/1/2028
	Parkoursc, Inc. Subtotal					2,702,307	2,651,052	2,651,052
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,963,449	1,961,986	1,961,986	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%		2,617,932	2,599,820	2,599,820	10/1/2027
	Safe Securities Inc.		Senior Secured	11.5%	1.0%	4,125,000	3,630,867	3,630,867	5/1/2029
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,963,449	1,893,151	1,893,151	10/1/2027
	Safe Securities Inc. Subtotal					10,669,830	10,085,824	10,085,824
	Semsee Corp.		Senior Secured	14.3%	1.0%	1,433,470	1,414,281	1,414,281	1/1/2027
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	20.1%	9,000,000	8,134,425	8,134,425	10/1/2026
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	21.0%	2,250,000	2,290,726	2,290,726	10/1/2026
	Standard Dental OpCo, Inc. Subtotal					11,250,000	10,425,151	10,425,151
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,126	557,313	366,951	*
	Truepic Inc.		Senior Secured	12.3%		1,456,903	1,422,591	1,422,591	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		618,047	527,618	527,618	12/1/2027
	Truepic Inc. Subtotal					2,074,950	1,950,209	1,950,209
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,265,000	2,265,000	5/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		264,526	263,286	263,286	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	1,500,000	1,513,550	1,513,550	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		264,526	260,999	260,999	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,244,615	2,244,615	3/1/2026
	Vesta Housing, Inc. Subtotal					6,529,052	6,547,450	6,547,450
	ZeroCater, Inc.		Senior Secured	12.5%		4,584,034	4,372,381	4,372,381	4/1/2028
Software Total		47.7%				$108,155,593	$99,989,972	$92,070,903

Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$375,000	$368,937	$368,937	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	734,762	734,762	2/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	612,248	612,248	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	733,676	733,676	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	735,463	735,463	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	736,615	736,615	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	737,504	737,504	10/1/2028
	Ava Finance, Inc. Subtotal					4,875,000	4,659,205	4,659,205
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,535,315	3,482,148	3,482,148	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,642,590	3,585,948	3,585,948	5/1/2028

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,425,652	3,135,233	3,135,233	3/1/2028
	Klar Holdings Limited ** ^ Subtotal					10,603,557	10,203,329	10,203,329
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,485,045	—	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	1,168,473	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	2,566,587	2,448,785	2,448,785	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		389,055	296,966	—	*
	Techspert.IO Limited ** ^		Senior Secured	14.3%		1,594,481	1,527,273	1,527,273	9/1/2027
Technology Services Total		10.4%				$26,178,276	$24,891,807	$20,007,065

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$4,530,848	$4,388,123	$4,388,123	12/1/2027
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	1,827,015	1,896,255	1,896,255	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	6,596,279	6,485,140	6,485,140	12/1/2027
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	5,000,000	5,068,598	5,068,598	6/1/2028
	Nextivity, Inc. Subtotal					13,423,294	13,449,993	13,449,993
Wireless Total		9.2%				$17,954,142	$17,838,116	$17,838,116

	Grand Total	206.2%				$473,041,048	$430,925,365	$398,113,300

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	$50,000,000	$(49,831)	$—	$(49,831)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	$50,000,000	$(99,226)	$—	$(99,226)
Total				$100,000,000	$(149,057)	$—	$(149,057)
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

2. BASIS OF PRESENTATION

The accompanying condensed interim financial statements of the Fund have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all information and footnote disclosures required for audited annual financial statements. Certain disclosures have been omitted because they would substantially duplicate disclosures included in the Fund’s audited financial statements and related notes for the year ended December 31, 2025, which are included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2026. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes included in the Fund's annual report on Form 10-K as of and for the year ended December 31, 2025, including Note 2 - Summary of Significant Accounting Policies, which discusses the Fund’s significant accounting policies and estimates. In the opinion of the Manager, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Fund’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of results for a full fiscal year.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2026 and December 31, 2025, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended
Performing Loans	March 31, 2026	March 31, 2025
Weighted-Average Interest Rate - Cash	24.76%	13.26%
Weighted-Average Interest Rate - Non-Cash	9.14%	3.58%
Weighted-Average Interest Rate	33.90%	16.84%

	For the Three Months Ended
All Loans	March 31, 2026	March 31, 2025
Weighted-Average Interest Rate - Cash	22.40%	11.77%
Weighted-Average Interest Rate - Non-Cash	7.63%	3.17%
Weighted-Average Interest Rate	30.03%	14.94%

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

All loans as of March 31, 2026 and December 31, 2025 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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

The Fund recognizes transfers between levels, if any, on the actual date of the event of change in circumstances that caused the transfer. There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2026 and 2025.

For fair value disclosure purposes, the Fund has identified two classes of financial instruments: loan investments and derivative instruments. The Fund's derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund's loan investments are classified as Level 3.

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market as discussed in Note 2 - Summary of Significant Accounting Policies of the Fund’s audited financial statements included in the Form 10-K, and the “asset recovery” method. The asset recovery method is utilized once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of the Fund's loan.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2026	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$14,399,244	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 19%	17%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 25%*

Computers & Storage	676,564	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%

Internet	18,376,364	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 26%	17%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 65% ^

Medical Devices	7,745,106	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 26%	21%

Other Healthcare	39,643,504	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 26%	15%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 80% ^

Other Technology	146,695,508	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	18%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Semiconductors & Equipment	3,656,590	Most advantageous market analysis	Most advantageous market effective yield rate	15% *	15%

Software	70,064,756	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 27%	21%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100%^

Technology Services	17,348,981	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 19%	16%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100% ^

Wireless	16,368,450	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 22%	19%

Total Loan Investments	$334,975,067
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
^ Probability weightings vary among portfolio companies within this industry based on different potential future outcomes.
* There is only one loan within this industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	15,339,309	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 17%	17%
		Asset Recovery	Probability weighting of alternative outcomes	25% *

Computers & Storage	5,831,669	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%
		Asset Recovery	Probability weighting of alternative outcomes	30% - 40% *

Internet	22,755,376	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 26%	19%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 65% ^

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)
Medical Devices	8,092,081	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 26%	21%

Other Healthcare	39,509,857	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 22%	15%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 50% ^

Other Technology	172,837,110	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	20%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Semiconductors & Equipment	3,831,814	Most advantageous market analysis	Most advantageous market effective yield rate	14% *	14%

Software	92,070,903	Most advantageous market analysis	Most advantageous market effective yield rate	13% - 27%	20%
		Asset Recovery	Probability weighting of alternative outcomes	5% - 100% ^

Technology Services	20,007,065	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 20%	16%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100% ^

Wireless	17,838,116	Most advantageous market analysis	Most advantageous market effective yield rate	18%	18%

Total Loan Investments	$398,113,300

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

The following tables present the balances of assets and liabilities as of March 31, 2026 and December 31, 2025 measured at fair value on a recurring basis:

As of March 31, 2026
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$334,975,067	$334,975,067
Derivative assets	—	19,028	—	19,028
Total assets	$—	$19,028	$334,975,067	$334,994,095

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$13,281	$—	$13,281
Total liabilities	$—	$13,281	$—	$13,281

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$398,113,300	$398,113,300
Total assets	$—	$—	$398,113,300	$398,113,300

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$149,057	$—	$149,057
Total liabilities	$—	$149,057	$—	$149,057

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2026
	Loans	Warrants
Beginning balance	$398,113,300	$—
Acquisitions and originations	30,350,000	3,525,302
Principal payments on loans, net of accretion	(90,017,063)	—
Distributions to shareholder	—	(3,525,302)
Net realized loss from loans	(1,202,352)	—
Net change in unrealized loss from loans	(2,268,818)	—
Ending balance	$334,975,067	$—

Net change in unrealized loss from loans still held at March 31, 2026	$(4,375,179)

	For the Three Months Ended March 31, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$440,132,395	$—	$—
Acquisitions and originations	48,412,000	6,064,501	799,876
Principal payments on loans, net of accretion	(28,484,249)	—	—
Distributions to shareholder	—	(6,064,501)	(799,876)
Net change in unrealized loss from loans	(7,670,681)	—	—
Ending balance	$452,389,465	$—	$—

Net change in unrealized loss from loans still held at March 31, 2025	$(7,908,661)
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

5. CAPITAL STOCK

As of both March 31, 2026 and December 31, 2025, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both March 31, 2026 and December 31, 2025, was $500.0 million. As of both March 31, 2026 and December 31, 2025, total contributed capital to the Company was $400.0 million, of which $358.0 million was contributed to the Fund.

The chart below shows the distributions of the Fund for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash distributions	$19,500,000	$6,700,000
Distributions of securities	3,525,302	6,864,377
Total distributions to shareholder	$23,025,302	$13,564,377
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

On April 30, 2021, the Fund's sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of March 31, 2026 and December 31, 2025, the Fund’s asset coverage for borrowings was 205% and 183%, respectively.

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

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an “Adjusted Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). As of March 31, 2026, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the life of the facility, which is expected to terminate on October 18, 2026. As of March 31, 2026 and December 31, 2025, the remaining unamortized fees and costs are $0.3 million and $0.4 million, respectively.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount of at least 20% of the aggregate principal balance of the outstanding borrowings (the “Minimum Hedge Percentage”). The Fund is required to comply with this Minimum Hedge percentage only after the date on which the Subscription Secured Borrowings percentage is less than 25% of the Borrowing Base (see Note 8). As of both March 31, 2026 and December 31, 2025, Management is not aware of instances of non-compliance with financial covenants.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of March 31, 2026 and December 31, 2025, $180.5 million and $232.5 million, respectively, was outstanding under the debt facility, with a weighted average all-in interest rate of 5.93827% and 6.15690%, respectively.

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

For the three months ended March 31, 2026 and 2025, Management Fees were calculated at 1.250% and 1.500% of the Company's committed capital, respectively. Management Fees of $1.6 million and $1.9 million were recognized as expenses for the three months ended March 31, 2026 and 2025, respectively.

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

The ability of the Fund to co-invest with Fund XI and other clients advised by the Manager is subject to the conditions (the “Conditions”) with which the funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund XI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

The following table shows the Fund's derivative instruments at fair value on the Fund's Condensed Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025:

	Derivative Assets		Derivative Liabilities
Derivative Instruments	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest rate collar	$19,028	$—	$13,281	$149,057

The following table shows the effect of the Fund's derivative instruments on the Fund's Condensed Statements of Operations:

		For the Three Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	March 31, 2026	March 31, 2025
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$154,804	$(100,174)

The following table shows the Fund's assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$19,028	$—	$—	$—	$19,028
Total	$19,028	$—	$—	$—	$19,028

	As of March 31, 2026
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(13,281)	$—	$—	$—	$(13,281)
Total	$(13,281)	$—	$—	$—	$(13,281)

	As of December 31, 2025
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(149,057)	$—	$—	$—	$(149,057)
Total	$(149,057)	$—	$—	$—	$(149,057)

(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty.
There were no derivative assets as of December 31, 2025.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of March 31, 2026 and December 31, 2025, the Fund’s unexpired unfunded commitments to borrowers totaled $91.3 million and $82.5 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of March 31, 2026 and December 31, 2025:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2026	Expiration Date
Abacum Inc.	Software	$15,000,000	03/31/27
Belong, Inc.	Other Technology	375,000	07/31/26
Brick Dynamics Inc.	Other Technology	500,000	05/31/26
Canvas Medical, Inc.	Software	1,750,000	04/09/26
Crowded Technologies, Inc.	Software	1,125,000	07/31/26
Daisyco, Inc.	Other Technology	3,750,000	06/30/26
eXo Imaging, Inc.	Medical Devices	3,750,000	07/31/26
Fortull, Inc.	Other Technology	375,000	10/31/26
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Lark Technologies, Inc.	Other Healthcare	7,500,000	04/30/26
Lucra Inc.	Software	3,000,000	07/31/27
MeMed Diagnostics Ltd.	Other Healthcare	3,500,000	06/30/26
Orion Longevity, Inc.	Other Technology	3,500,000	04/30/27
Outbuild Technologies, Inc.	Software	1,000,000	07/31/26
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Safe Securities Inc.	Software	10,875,000	06/30/27
Teiko Bio, Inc.	Biotechnology	750,000	06/30/26
World View Enterprises Inc.	Other Technology	1,500,000	01/31/27
Total		$91,250,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2025	Expiration Date
Abacum Inc.	Software	$15,000,000	03/31/27
Ava Finance, Inc.	Technology Services	1,500,000	03/31/26
Bito Inc.	Software	375,000	03/31/26
Creoate Limited	Other Technology	375,000	01/31/26
Crowded Technologies, Inc.	Software	1,125,000	07/31/26
Daisyco, Inc.	Other Technology	3,750,000	06/30/26
eXo Imaging, Inc.	Medical Devices	3,750,000	07/31/26
Fortull, Inc.	Other Technology	750,000	10/31/26

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2025	Expiration Date
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Lark Technologies, Inc.	Other Healthcare	7,500,000	04/30/26
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Safe Securities Inc.	Software	10,875,000	06/30/27
Teiko Bio, Inc.	Biotechnology	1,500,000	06/30/26
Vitable, Inc.	Other Healthcare	3,000,000	03/14/26
Total		$82,500,000

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

10. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-backed companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund’s chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Condensed Statements of Operations.

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2026 and 2025.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated in the following table are computed based upon the aggregate weighted-average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

(Intentionally left blank)

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Total return**	10.20%	1.21%
Per share amounts:
Net asset value, beginning of period	$1,930.32	$2,303.45
Net investment income	229.72	107.37
Net realized and change in unrealized loss from loans and derivative instruments	(33.17)	(77.71)
Net increase in net assets resulting from operations	196.55	29.66
Distributions of income to shareholder	(217.69)	(107.36)
Return of capital to shareholder	(12.56)	(28.28)
Contributions from shareholder	—	220.00
Net asset value, end of period	$1,896.62	$2,417.47
Net assets, end of period	$189,662,354	$241,746,747

Ratios to average net assets:
Expenses*	10.36%	10.19%
Net investment income*	47.61%	17.44%
Portfolio turnover rate	—%	—%
Average debt outstanding	$213,250,000	$234,750,000

*Annualized
**Total return amounts presented above are not annualized

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

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2025 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

The Fund elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes on any income distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.

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

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund’s CODM, evaluate financial performance and allocate resources.

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

The ability of the Fund to co-invest with Fund XI and other clients advised by the Manager is subject to Conditions with which the funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund XI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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

Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to exit, and increase in the effective yield rate would each have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all loans approximates fair value.

The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

The Impact of Macroeconomic Conditions on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets remain volatile due to persistent inflationary pressures, interest rate fluctuations, and concerns about slowing economic growth. Geopolitical tensions, including the ongoing Ukraine War, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, and continued instability in global shipping lanes have disrupted trade routes and supply chains. Recent escalations in the South China Sea and renewed cyberattacks targeting critical infrastructure have added to global uncertainty. Additionally, evolving U.S. government policies, global tariff regimes, and extreme weather events underscore the continuing risk of natural disasters and climate-related disruptions. These factors have created interruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund’s financial condition, including its liquidity and capital resources.

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
Results of Operations - For the Three Months Ended March 31, 2026 and 2025

Analysis of Interest Income

Total investment income for the three months ended March 31, 2026 and 2025 was $28.0 million and $17.0 million, respectively. Investment income primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026				For the Three Months Ended March 31, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$310,370,738	$26,304,571	24.76%	9.14%	$398,247,459	$16,765,077	13.26%	3.58%
All Loans	$372,178,586	$27,937,080	22.40%	7.63%	$449,303,539	$16,780,844	11.77%	3.17%

Interest income for performing loans and all loans increased by $9.5 million and $11.2 million, or 56.9% and 66.5%, respectively, for the three months ended March 31, 2026 compared to the same period in 2025. The increase is primarily due to an increased number of early loan payoffs during the three months ended March 31, 2026 compared to the same period in 2025. The average outstanding balance for performing loans decreased by $87.9 million or 22.1%, for the three months ended March 31, 2026 compared to the same period in 2025. The average outstanding balance for all loans decreased by $77.1 million or 17.2%, for the three months ended March 31, 2026 compared to the same period in 2025.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$213,250,000	$3,259,427	6.11%	$234,750,000	$4,039,808	6.88%

Interest expense decreased by $0.8 million, or 19.3%, for the three months ended March 31, 2026 compared to the same period in 2025. Interest expense for the three months ended March 31, 2026, decreased primarily due to lower average debt outstanding and also lower average interest rates. The average outstanding balance for borrowings under the facility decreased by $21.5 million, or 9.2%, for the three months ended March 31, 2026 compared to the same period in 2025.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expense

The following table shows the components of operating expense for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,
Operating Expense	2026	2025	Change ($)
Management Fees	$1,562,500	$1,875,000	$(312,500)
Banking and professional fees	72,153	320,084	(247,931)
Other operating expenses	105,804	40,332	65,472
Total Operating Expense	$1,740,457	$2,235,416	$(494,959)

Management Fees for the three months ended March 31, 2026 and 2025 were $1.6 million and $1.9 million, respectively. For the three months ended March 31, 2026 and 2025, Management Fees were calculated at 1.250% and 1.500% of the Company's committed capital, respectively.

Banking and professional fees decreased by $0.2 million for the three months ended March 31, 2026 compared to the same period in 2025. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses increased by less than $0.1 million for the three months ended March 31, 2026 compared to the same period in 2025. Other operating expense included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended March 31, 2026 and 2025 were $0.3 million and $0.2 million, respectively.

Net Investment Income

Net investment income for the three months ended March 31, 2026 and 2025 was $23.0 million and $10.7 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized losses from loans for the three months ended March 31, 2026 was $1.2 million. There were no net realized gains (losses) from loans for the comparative period in 2025.

Net change in unrealized loss from loans was $2.3 million and $7.7 million for the three months ended March 31, 2026 and 2025, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies' performance.

Net change in unrealized gain (loss) from derivative instruments was $0.2 million and $(0.1) million for the three months ended March 31, 2026 and 2025, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended March 31, 2026 and 2025 was $19.7 million and $3.0 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended March 31, 2026 and 2025 was $196.55 and $29.66, respectively.

Liquidity and Capital Resources – March 31, 2026 and December 31, 2025

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $358.0 million as of both March 31, 2026 and December 31, 2025. As of both March 31, 2026 and December 31, 2025, the Company had subscriptions for capital in the amount of $500.0 million, of which $400.0 million, had been called and received. The Manager exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after December 31, 2025, thereby allowing the Fund to make new commitments through June 30, 2026 and to fund commitments through June 30, 2027, the end of the Fund’s investment period. As of March 31, 2026, $100.0 million of capital remains uncalled, originally set to expire on the fifth anniversary of the Fund’s first investment and has since been extended by two additional quarters. The Company has made $150.8 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net cash provided by (used in) operating activities	$78,455,327	$(14,554,679)
Net cash provided by (used in) financing activities	(71,500,000)	3,300,000
Net increase (decrease) in cash and cash equivalents	$6,955,327	$(11,254,679)

As of March 31, 2026 and December 31, 2025, 16.44% and 12.55%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

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

Borrowings by the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an “Adjusted Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). As of March 31, 2026, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2026, $180.5 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $30.3 million for the three months ended March 31, 2026. Net loan amounts outstanding after amortization and valuation adjustments decreased by $63.1 million for the same period. Unexpired unfunded commitments totaled $91.3 million as of March 31, 2026.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2026	$907.1 million	$572.1 million	$335.0 million	$91.3 million
December 31, 2025	$876.8 million	$478.7 million	$398.1 million	$82.5 million

The unexpired unfunded commitments by portfolio company as of March 31, 2026 and December 31, 2025 are detailed in Note 9 to the financial statements included in this filing.

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is Management’s experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions that are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

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

As of March 31, 2026, the Fund had a cash balance of $31.2 million and $152.3 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $100.0 million and recallable capital of $150.8 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2026, the Fund’s asset coverage ratio was 205%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of March 31, 2026, the outstanding debt balance was $180.5 million with a floating interest rate based on a daily 1-month Adjusted Term SOFR rate of 3.6648%, for which the Fund had derivative instruments in place in the form of interest rate collars with a weighted average ceiling and floor of 4.65% and 3.07%, respectively, on $100.0 million, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2026. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest expense and interest on the Fund's short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) in Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease in Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(623,532)	$(1,405,160)	$3,610,000	$1,581,308
(1.00)%	$(311,766)	$(405,160)	$1,805,000	$1,088,074
(0.50)%	$(155,883)	$(37,580)	$902,500	$709,037
0.50%	$155,883	$82,420	$(902,500)	$(664,197)
1.00%	$311,766	$332,420	$(1,805,000)	$(1,160,814)
2.00%	$623,532	$1,014,840	$(3,610,000)	$(1,971,628)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operations. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.2
Amended and Restated Custodial Agreement between the Fund and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association) dated as of October 16, 2025, incorporated by reference to Exhibit 10.2 to the Fund's 10-K filed with the Securities Exchange Commission on March 13, 2026.

10.3
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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	May 14, 2026	Date:	May 14, 2026