Form 10-Q
period 2026-06-30
WTI Fund X, Inc.
filed 2026-08-13
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2026
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2026 and December 31, 2025

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2026 and 2025

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2026 and 2025

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2026 and 2025

Condensed Schedules of Investments (Unaudited)
As of June 30, 2026 and December 31, 2025

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

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
ASSETS
Loans, at estimated fair value
(amortized cost of $361,596,615 and $430,925,365, respectively)	$324,437,972	$398,113,300
Derivative asset	132,744	—
Cash	16,175,832	24,221,249
Dividend and interest receivables	4,391,409	6,270,312
Other assets	942,630	852,611
Total assets	346,080,587	429,457,472

LIABILITIES
Borrowings under debt facility	128,000,000	232,500,000
Accrued management fees	1,562,500	1,562,500
Derivative liability	1,468	149,057
Accounts payable and other accrued liabilities	1,569,442	2,213,565
Total liabilities	131,133,410	236,425,122

NET ASSETS	$214,947,177	$193,032,350

Analysis of Net Assets:

Capital paid in on shares of capital stock	$384,000,000	$358,000,000
Cumulative return of capital distributions	(132,019,639)	(130,763,657)
Total distributable losses	(37,033,184)	(34,203,993)
Net assets (equivalent to $2,149.47 and $1,930.32 per share based on 100,000 shares of capital stock outstanding - see Notes 5 and 11)	$214,947,177	$193,032,350

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (see Note 9)	$85,750,000	$82,500,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

INVESTMENT INCOME:
Interest on loans	$18,266,838	$19,991,231	$46,203,918	$36,772,075
Other income	67,429	1,034,669	101,905	1,265,569
Total investment income	18,334,267	21,025,900	46,305,823	38,037,644

EXPENSES:
Management fees	1,562,500	1,875,000	3,125,000	3,750,000
Interest expense	2,666,695	3,862,968	5,926,122	7,902,775
Banking and professional fees	139,735	210,237	211,888	530,322
Other operating expenses	41,841	79,994	147,646	120,326
Total expenses	4,410,771	6,028,199	9,410,656	12,303,423
Net investment income	13,923,496	14,997,701	36,895,167	25,734,221

Net realized loss from loans	(205,616)	(101,895)	(1,407,968)	(101,895)
Net change in unrealized loss from loans	(2,077,761)	(1,659,758)	(4,346,578)	(9,330,440)
Net change in unrealized gain (loss) from derivative instruments	125,529	(3,607)	280,333	(103,780)
Net realized and change in unrealized loss from loans and derivative instruments	(2,157,848)	(1,765,260)	(5,474,213)	(9,536,115)
Net increase in net assets resulting from operations	$11,765,648	$13,232,441	$31,420,954	$16,198,106

Amounts per common share:
Net increase in net assets resulting from operations per share	$117.66	$132.32	$314.21	$161.98
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2025	100,000	$100	$357,999,900	$(80,420,780)	$(35,832,473)	$241,746,747
Net increase in net assets resulting from operations	—	—	—	—	13,232,441	13,232,441
Distributions of income to shareholder	—	—	—	—	(14,895,806)	(14,895,806)
Return of capital to shareholder	—	—	—	(14,767,256)	—	(14,767,256)
Balance at June 30, 2025	100,000	$100	$357,999,900	$(95,188,036)	$(37,495,838)	$225,316,126

Balance at March 31, 2026	100,000	$100	$357,999,900	$(132,019,639)	$(36,318,007)	$189,662,354
Net increase in net assets resulting from operations	—	—	—	—	11,765,648	11,765,648
Distributions of income to shareholder	—	—	—	—	(12,480,825)	(12,480,825)
Contributions from shareholder	—	—	26,000,000	—	—	26,000,000
Balance at June 30, 2026	100,000	$100	$383,999,900	$(132,019,639)	$(37,033,184)	$214,947,177

Balance at December 31, 2024	100,000	$100	$335,999,900	$(77,592,923)	$(28,061,618)	$230,345,459
Net increase in net assets resulting from operations	—	—	—	—	16,198,106	16,198,106
Distributions of income to shareholder	—	—	—	—	(25,632,326)	(25,632,326)
Return of capital to shareholder	—	—	—	(17,595,113)	—	(17,595,113)
Contributions from shareholder	—	—	22,000,000	—	—	22,000,000
Balance at June 30, 2025	100,000	$100	$357,999,900	$(95,188,036)	$(37,495,838)	$225,316,126

Balance at December 31, 2025	100,000	$100	$357,999,900	$(130,763,657)	$(34,203,993)	$193,032,350
Net increase in net assets resulting from operations	—	—	—	—	31,420,954	31,420,954
Distributions of income to shareholder	—	—	—	—	(34,250,145)	(34,250,145)
Return of capital to shareholder	—	—	—	(1,255,982)	—	(1,255,982)
Contributions from shareholder	—	—	26,000,000	—	—	26,000,000
Balance at June 30, 2026	100,000	$100	$383,999,900	$(132,019,639)	$(37,033,184)	$214,947,177

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$31,420,954	$16,198,106
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	1,407,968	101,895
Net change in unrealized loss from loans	4,346,578	9,330,440
Net change in unrealized gain (loss) from derivative instruments	(280,333)	103,780
Amortization of deferred costs related to debt facility	221,073	221,073
Origination of loans	(65,350,000)	(60,487,000)
Principal payments on loans, net of accretion	131,149,812	60,452,689
Acquisition of equity securities	(6,385,157)	(6,726,268)
Changes in operating assets and liabilities:
Net decrease in dividend and interest receivables	1,878,903	532,156
Net (increase) decrease in other assets	(311,092)	126,821
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(644,123)	(138,014)
Net cash provided by operating activities	97,454,583	19,715,678

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(27,000,000)	(31,700,000)
Contributions from shareholder	26,000,000	22,000,000
Borrowings under debt facility	—	7,000,000
Repayments of borrowings under debt facility	(104,500,000)	(32,000,000)
Net cash used in financing activities	(105,500,000)	(34,700,000)

Net decrease in cash and cash equivalents	(8,045,417)	(14,984,322)

CASH AND CASH EQUIVALENTS:
Beginning of period	24,221,249	25,245,995
End of period	$16,175,832	$10,261,673

SUPPLEMENTAL DISCLOSURES:

CASH PAID DURING THE PERIOD:
Interest - Debt facility	$6,191,714	$7,731,234
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$8,506,127	$11,527,439
Receipt of equity securities as repayment of loans	$2,120,970	$4,801,171

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%		$10,574,925	$10,087,058	$10,087,058	6/1/2029
	Mazen Animal Health Inc.		Senior Secured	14.3%		3,145,079	3,059,863	2,107,972	*
	Teiko Bio, Inc.		Senior Secured	12.5%		750,000	678,865	678,865	5/1/2029
	Teiko Bio, Inc.		Senior Secured	12.5%		750,000	729,228	729,228	10/1/2029
	Teiko Bio, Inc. Subtotal			12.5%		1,500,000	1,408,093	1,408,093
Biotechnology Total		6.3%				$15,220,004	$14,555,014	$13,603,123

Computers & Storage
	Proto, Inc.		Senior Secured	13.0%	17.8%	$641,161	$633,589	$633,589	7/1/2028
Computers & Storage Total		0.3%				$641,161	$633,589	$633,589

Internet
	BossBites Inc.		Senior Secured	12.0%		$1,500,000	$1,431,785	$1,431,785	4/1/2029
	D2C Store, Inc.		Senior Secured	10.0%		669,717	535,312	535,312	1/1/2027
	Findigs, Inc.		Senior Secured	13.5%		1,662,956	1,623,938	1,623,938	7/1/2027
	OneLocal, Inc. ** ^		Senior Secured	12.3%		16,268	16,163	16,163	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		5,963,573	3,634,951	5,857,049	*
	Realm Living, Inc.		Senior Secured	15.7%		2,180,728	1,923,574	1,923,574	3/1/2029
	RetailerX, Inc.		Senior Secured	11.0%		7,188,763	6,483,557	6,011,653	*
	Slice Solutions, Inc.		Senior Secured	11.0%		5,000,000	4,586,152	4,586,152	5/1/2031
	Threedium, Inc. ** ^		Senior Secured	13.3%		639,542	580,424	580,424	12/1/2027
Internet Total		10.5%				$24,821,547	$20,815,856	$22,566,050

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,301,593	$1,209,338	$1,209,338	9/1/2027
	eXo Imaging, Inc.		Senior Secured	12.5%		3,750,000	3,346,011	3,346,011	12/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		1,491,239	1,397,877	1,397,877	5/1/2028
	Gallant Pet, Inc.		Senior Secured	14.0%		309,160	304,849	304,849	10/1/2026
	Gallant Pet, Inc.		Senior Secured	13.0%		894,159	894,158	894,158	5/1/2028
	Gallant Pet, Inc. Subtotal					2,694,558	2,596,884	2,596,884
Medical Devices Total		3.3%				$7,746,151	$7,152,233	$7,152,233

Other Healthcare
	Charlie Financial Inc.		Senior Secured	10.0%		$7,000,000	$6,820,782	$—	*
	GoForward, Inc.		Senior Secured	12.8%		20,444,754	18,298,517	9,169,522	*
	Lark Technologies, Inc.		Senior Secured	13.5%		8,612,554	7,298,202	7,298,202	4/1/2028
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.5%	1,500,000	1,503,908	1,503,908	11/1/2029
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.6%	2,000,000	1,987,167	1,987,167	1/1/2030
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.6%	1,500,000	1,180,153	1,180,153	10/1/2029
	MeMed Diagnostics Ltd. ** ^ Subtotal					5,000,000	4,671,228	4,671,228
	Vitable, Inc.		Senior Secured	13.0%		4,500,000	4,306,597	4,306,597	4/1/2029
	Vitable, Inc.		Senior Secured	13.0%		3,000,000	2,952,972	2,952,972	4/1/2029
	Vitable, Inc. Subtotal					7,500,000	7,259,569	7,259,569
Other Healthcare Total		13.2%				$48,557,308	$44,348,298	$28,398,521

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%		$454,471	$423,225	$423,225	10/1/2028
	Allocate Holdings Inc.		Senior Secured	10.5%		5,500,000	5,234,910	5,234,910	7/1/2031
	American Castanea PBC		Senior Secured	11.8%	6.7%	541,757	557,433	557,433	10/1/2028
	American Castanea PBC		Senior Secured	11.8%	6.7%	158,787	24,312	24,312	12/1/2027
	American Castanea PBC Subtotal					700,544	581,745	581,745
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	453,370	*
	Badiani Limited ** ^		Senior Secured	13.6%		1,970,775	1,492,643	1,056,073	*
	Belong, Inc.		Senior Secured	13.5%		1,500,000	1,139,554	1,139,554	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		750,000	673,544	673,544	3/1/2029
	Belong, Inc.		Senior Secured	13.0%		625,000	512,237	512,237	3/1/2029
	Belong, Inc. Subtotal					2,875,000	2,325,335	2,325,335
	Brick Dynamics Inc.		Senior Secured	12.0%		500,000	486,342	486,342	7/1/2029
	Brick Dynamics Inc.		Senior Secured	12.0%		500,000	465,747	465,747	4/1/2029
	Brick Dynamics Inc. Subtotal					1,000,000	952,089	952,089
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,964	1,003,561	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,067,389	1,030,273	1,030,273	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		886,849	836,308	836,308	7/1/2028
	Carbon Ridge, Inc. Subtotal					1,954,238	1,866,581	1,866,581
	Cella Farms Inc.		Senior Secured	11.8%		1,456,621	1,422,963	—	*
	Cofertility, Inc.		Senior Secured	11.8%		750,000	637,793	637,793	8/1/2029
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	954,155	768,872	12/1/2028
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	—	*
	Creoate Limited ** ^		Senior Secured	12.8%		375,000	366,613	366,613	8/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		750,000	734,044	734,044	7/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		1,125,000	1,058,100	1,058,100	5/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		327,914	239,267	239,267	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		371,047	368,638	368,638	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		475,190	472,082	472,082	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		484,680	480,670	480,670	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		436,895	433,317	433,317	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		424,074	420,822	420,822	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	299,958	299,679	299,679	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		384,589	381,979	381,979	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	383,473	382,577	382,577	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	323,995	324,128	324,128	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	413,490	414,417	414,417	11/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		132,208	131,309	131,309	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	334,708	335,984	335,984	10/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	467,555	454,992	454,992	8/1/2027
	Creoate Limited ** ^		Senior Secured	15.5%		152,922	152,154	152,154	2/1/2027
	Creoate Limited ** ^ Subtotal					7,662,698	7,450,772	7,450,772
	Daisyco, Inc.		Senior Secured	10.8%		3,750,000	3,512,683	3,512,683	4/1/2029
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,836	1,165,629	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	474,726	—	*
	Fortull, Inc.		Senior Secured	11.0%		375,000	362,378	362,378	4/1/2029
	Fortull, Inc.		Senior Secured	11.0%		375,000	327,059	327,059	1/1/2029
	Fortull, Inc. Subtotal					750,000	689,437	689,437
	Gold Words, LLC		Senior Secured	12.0%		408,882	401,313	401,313	12/1/2027
	Grin Technology Services Inc.		Senior Secured	12.0%		1,000,000	887,804	887,804	10/1/2029
	Heading Health Inc.		Senior Secured	12.5%		832,673	693,563	91,717	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		6,889,719	6,750,684	6,750,684	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		23,257,401	14,465,427	19,367,243	*
	Hint, Inc.		Senior Secured	13.8%		3,989,029	3,139,288	3,139,288	1/1/2028

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Holo, Inc.		Senior Secured	13.5%		204,304	26,811	26,811	*
	Innventure LLC **		Senior Secured	13.5%		12,391,281	7,140,450	7,140,450	6/1/2028
	Joy Memories, Inc		Senior Secured	12.8%	1.5%	4,000,000	3,259,455	3,259,455	1/1/2030
	Joy Memories, Inc		Senior Secured	12.0%		3,334,948	3,513,167	3,513,167	6/1/2027
	Joy Memories, Inc Subtotal					7,334,948	6,772,622	6,772,622
	Kindred Motorworks, Inc.		Senior Secured	12.0%		7,070,292	7,069,736	7,069,736	10/1/2028
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,291,370	—	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.1%		304,525	282,449	282,449	3/1/2027
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,508,070	2,409,036	*
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		15,569,449	15,814,711	15,814,711	4/1/2029
	Overdrive Products Inc.		Senior Secured	13.5%		336,131	281,147	281,147	1/1/2028
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	712,962	712,962	*
	Ripple Foods, PBC		Senior Secured	12.0%		8,049,693	7,981,225	7,981,225	6/1/2029
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	230,195	*
	Romaine Empire, Inc.		Senior Secured	13.5%		6,289,937	6,465,076	3,610,095	12/1/2027
	Runzy, Inc.		Senior Secured	10.0%		220,000	216,452	55,568	*
	Scripta Insights, Inc.		Senior Secured	12.5%		1,717,321	1,657,415	1,657,415	4/1/2028
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,691,973	979,119	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	TomoCredit, Inc.		Senior Secured	13.8%		1,117,297	1,103,308	1,103,308	4/1/2027
	Umbra Lab, Inc.		Senior Secured	15.3%		939,266	934,090	934,090	10/1/2026
	Umbra Lab, Inc.		Senior Secured	12.5%		18,050,000	17,083,341	17,083,341	10/1/2029
	Umbra Lab, Inc.		Senior Secured	13.5%		5,041,959	4,917,807	4,917,807	1/1/2028
	Umbra Lab, Inc. Subtotal					24,031,225	22,935,238	22,935,238
	World Wrapps II, Inc.		Senior Secured	12.5%		806,398	779,604	779,604	1/1/2029
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	—	*
Other Technology Total		64.5%				$170,194,565	$148,587,773	$138,601,815

Semiconductors & Equipment
	D2S, Inc.		Senior Secured	13.5%		$2,500,000	$2,217,953	$2,217,953	5/1/2029
	Terradepth, Inc.		Senior Secured	12.5%		3,567,644	3,474,795	3,474,795	9/1/2028
Semiconductors & Equipment Total		2.6%				$6,067,644	$5,692,748	$5,692,748

Software
	Abacum Inc.		Senior Secured	12.8%		$1,191,431	$1,175,437	$1,175,437	5/1/2028
	Abacum Inc.		Senior Secured	13.5%		230,696	228,589	228,589	10/1/2026
	Abacum Inc. Subtotal					1,422,127	1,404,026	1,404,026
	APIsecAI, Inc.		Senior Secured	12.0%		1,301,942	1,238,342	1,238,342	5/1/2028
	APIsecAI, Inc.		Senior Secured	12.0%		750,000	730,863	730,863	1/1/2029
	APIsecAI, Inc. Subtotal					2,051,942	1,969,205	1,969,205
	Bito Inc.		Senior Secured	12.5%		750,000	655,930	655,930	5/1/2029
	Bloomboard, Inc.		Senior Secured	12.0%		4,333,940	4,063,605	4,063,605	3/1/2029
	BlueCart, Inc.		Senior Secured	14.1%		859,238	802,533	573,582	*
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		958,217	928,954	928,954	12/1/2027
	Canvas Medical, Inc.		Senior Secured	12.0%		1,750,000	1,637,471	1,637,471	10/1/2029
	Checksum AI, Inc.		Senior Secured	11.3%		1,000,000	944,747	944,747	10/1/2029
	Common Sun, Inc		Senior Secured	11.0%		110,676	110,676	110,676	1/1/2027
	Common Sun, Inc		Senior Secured	11.0%		48,792	48,650	48,650	7/1/2026
	Common Sun, Inc Subtotal					159,468	159,326	159,326
	Crowded Technologies, Inc.		Senior Secured	12.5%		562,500	547,096	547,096	1/1/2029
	Crowded Technologies, Inc.		Senior Secured	12.5%		562,500	481,369	481,369	12/1/2028
	Crowded Technologies, Inc. Subtotal					1,125,000	1,028,465	1,028,465
	Eskalera, Inc.		Senior Secured	12.0%		1,231,088	1,193,618	477,603	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Evolver Transformation, Inc.		Senior Secured	11.5%		5,000,000	4,588,795	4,588,795	6/1/2031
	Family First, Inc		Senior Secured	12.0%		2,248,736	2,371,877	2,117,447	1/1/2028
	Form Remodel, Inc.		Senior Secured	11.0%		585,436	581,935	—	*
	Global Publishing Interactive, Inc.		Senior Secured	12.0%		1,000,000	899,144	899,144	1/1/2030
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Jericho Security, Inc.		Senior Secured	12.0%		750,000	610,955	610,955	10/1/2029
	Ketch Kloud, Inc.		Senior Secured	13.0%		3,367,044	3,202,955	3,202,955	10/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	882,225	912,769	912,769	6/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	900,205	949,540	949,540	2/1/2027
	Kolors, Inc. ** ^ Subtotal					1,782,430	1,862,309	1,862,309
	Merlyn Mind, Inc.		Senior Secured	12.5%		750,000	354,200	354,200	6/1/2030
	Merlyn Mind, Inc.		Senior Secured	13.1%		25,953,021	22,123,337	22,123,337	1/1/2029
	Merlyn Mind, Inc.		Senior Secured	12.5%		1,750,000	821,338	821,338	7/1/2030
	Merlyn Mind, Inc. Subtotal					28,453,021	23,298,875	23,298,875
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,206,863	503,219	*
	Outbuild Technologies, Inc.		Senior Secured	12.0%		1,675,000	1,598,882	1,598,882	3/1/2029
	Parkoursc, Inc.		Senior Secured	12.9%		2,703,223	2,515,297	2,515,297	9/1/2028
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,471,024	1,442,720	1,442,720	10/1/2027
	Safe Securities Inc.		Senior Secured	11.5%	1.0%	4,029,455	3,649,877	3,649,877	5/1/2029
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,961,366	1,966,904	1,966,904	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,471,024	1,482,073	1,482,073	10/1/2027
	Safe Securities Inc. Subtotal					8,932,869	8,541,574	8,541,574
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		603,216	443,503	408,306	*
	Truepic Inc.		Senior Secured	12.3%		1,189,866	1,167,101	1,167,101	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		477,462	422,364	422,364	12/1/2027
	Truepic Inc. Subtotal					1,667,328	1,589,465	1,589,465
	Vesta Housing, Inc.		Senior Secured	14.8%		6,356,377	6,432,020	6,432,020	*
	Workspot, Inc.		Senior Secured	11.8%		500,000	416,370	416,370	6/1/2029
	ZeroCater, Inc.		Senior Secured	12.5%		4,111,535	4,024,353	4,024,353	4/1/2028
Software Total		35.6%				$91,417,644	$83,589,349	$76,452,880

Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$728,260	$718,830	$718,830	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	740,075	740,075	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	741,200	741,200	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	364,130	360,967	360,967	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	742,311	742,311	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	739,319	739,319	2/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	683,953	586,702	586,702	9/1/2028
	Ava Finance, Inc. Subtotal					4,776,343	4,629,404	4,629,404
	Klar Holdings Limited ** ^		Senior Secured	12.5%		2,745,557	2,558,049	2,558,049	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		2,976,623	2,939,053	2,939,053	5/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		2,862,201	2,827,563	2,827,563	4/1/2028
	Klar Holdings Limited ** ^ Subtotal					8,584,381	8,324,665	8,324,665
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,485,045	—	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	1,168,473	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	2,012,562	1,959,296	1,959,296	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		389,055	296,966	—	*
Technology Services Total		7.5%				$21,911,937	$20,966,580	$16,081,838

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$4,530,848	$4,156,589	$4,156,589	6/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	1,464,297	1,560,872	1,560,872	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	5,098,783	5,254,844	5,254,844	12/1/2027
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	4,121,159	4,282,870	4,282,870	6/1/2028
	Nextivity, Inc. Subtotal					10,684,239	11,098,586	11,098,586
Wireless Total		7.1%				$15,215,087	$15,255,175	$15,255,175

	Grand Total	150.9%				$401,793,048	$361,596,615	$324,437,972

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/ (depreciation) (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	$50,000,000	$(1,468)	$—	$(1,468)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 4.0000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.9000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2027	50,000,000	132,744	—	132,744
Total				$100,000,000	$131,276	$—	$131,276

* As of June 30, 2026, loans with a cost basis of $94.1 million and a fair value of $60.3 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2026, 20.1% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(e) The unrealized appreciation/(depreciation) was valued using prices or valuation based on observable inputs other than quoted prices in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

As of June 30, 2026, all loans were made to non-affiliates.

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

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2025, 21.2% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(e) The unrealized depreciation was valued using prices or valuation based on observable inputs other than quoted prices in active markets for identical assets and liabilities. See “Note 3. Fair Value Disclosures” for more information.

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

The Fund will be dissolved on December 31, 2031 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by WTI Fund X, LLC (the “Company”). Prior to commencing investment operations on October 1, 2021, the Fund had no operations other than incurring organizational expenses and the sale to the Company of 100,000 shares of common stock at $0.001 par value (the “Shares”) in October 2020 and receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was a requirement to apply for a finance lender’s license from the California Commissioner of Corporations, which was obtained on April 5, 2021.

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

2. BASIS OF PRESENTATION

The accompanying condensed interim financial statements of the Fund have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all information and footnote disclosures required for audited annual financial statements. Certain disclosures have been omitted because they would substantially duplicate disclosures included in the Fund’s audited financial statements and related notes for the year ended December 31, 2025, which are included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2026. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes included in the Fund’s annual report on Form 10-K as of and for the year ended December 31, 2025, including Note 2 - Summary of Significant Accounting Policies, which discusses the Fund’s significant accounting policies and estimates. In the opinion of the Manager, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Fund’s financial position and results of operations for the interim periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results for a full fiscal year.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2026 and December 31, 2025, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Six Months Ended
Performing Loans	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted-Average Interest Rate - Cash	19.70%	15.89%	22.28%	14.55%
Weighted-Average Interest Rate - Non-Cash	7.17%	5.06%	8.18%	4.30%
Weighted-Average Interest Rate	26.87%	20.95%	30.46%	18.85%

	For the Three Months Ended		For the Six Months Ended
All Loans	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted-Average Interest Rate - Cash	16.34%	13.79%	19.44%	12.80%
Weighted-Average Interest Rate - Non-Cash	5.94%	4.33%	6.80%	3.75%
Weighted-Average Interest Rate	22.28%	18.12%	26.24%	16.55%

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

All loans as of June 30, 2026 and December 31, 2025 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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

The Fund recognizes transfers between levels, if any, on the actual date of the event of change in circumstances that caused the transfer. There were no transfers in or out of Level 1, 2 or 3 during the three and six months ended June 30, 2026 and 2025.

For fair value disclosure purposes, the Fund has identified two classes of financial instruments: loan investments and derivative instruments. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund's loan investments are classified as Level 3.

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market as discussed in Note 2 - Summary of Significant Accounting Policies of the Fund’s audited financial statements included in the Form 10-K, and the “asset recovery” method. The asset recovery method is utilized once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of the Fund’s loan.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2026	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$13,603,123	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 17%	17%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 25%*^

Computers & Storage	633,589	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%

Internet	22,566,050	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 26%	17%
		Asset Recovery	Probability weighting of alternative outcomes	15% - 65% ^

Medical Devices	7,152,233	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 26%	21%

Other Healthcare	28,398,521	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 17%	16%
		Asset Recovery	Probability weighting of alternative outcomes	15% - 100% ^

Other Technology	138,601,815	Most advantageous market analysis	Most advantageous market effective yield rate	12% - 29%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Semiconductors & Equipment	5,692,748	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 21%	17%

Software	76,452,880	Most advantageous market analysis	Most advantageous market effective yield rate	11% - 27%	21%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^

Technology Services	16,081,838	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 19%	16%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100% ^

Wireless	15,255,175	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 22%	19%

Total Loan Investments	$324,437,972
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

The following tables present the balances of assets and liabilities as of June 30, 2026 and December 31, 2025 measured at fair value on a recurring basis:

As of June 30, 2026
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$324,437,972	$324,437,972
Derivative assets	—	132,744	—	132,744
Total assets	$—	$132,744	$324,437,972	$324,570,716

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$1,468	$—	$1,468
Total liabilities	$—	$1,468	$—	$1,468

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$398,113,300	$398,113,300
Total assets	$—	$—	$398,113,300	$398,113,300

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$149,057	$—	$149,057
Total liabilities	$—	$149,057	$—	$149,057

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2026
	Loans	Warrants
Beginning balance	$334,975,067	$—
Acquisitions and originations	35,000,000	4,980,825
Principal payments on loans, net of accretion	(43,253,718)	—
Distributions to shareholder	—	(4,980,825)
Net realized loss from loans	(205,616)	—
Net change in unrealized loss from loans	(2,077,761)	—
Ending balance	$324,437,972	$—

Net change in unrealized loss from loans still held at June 30, 2026	$(2,077,761)

	For the Six Months Ended June 30, 2026
	Loans	Warrants
Beginning balance	$398,113,300	$—
Acquisitions and originations	65,350,000	8,506,127
Principal payments on loans, net of accretion	(133,270,782)	—
Distributions to shareholder	—	(8,506,127)
Net realized loss from loans	(1,407,968)	—
Net change in unrealized loss from loans	(4,346,578)	—
Ending balance	$324,437,972	$—
Net change in unrealized loss from loans still held at June 30, 2026	$(6,452,939)

	For the Three Months Ended June 30, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$452,389,465	$—	$—
Acquisitions and originations	12,075,000	4,552,187	110,875
Principal payments on loans, net of accretion	(36,769,611)	—	—
Distributions to shareholder	—	(4,552,187)	(110,875)
Net realized loss from loans	(101,895)	—	—
Net change in unrealized loss from loans	(1,659,759)	—	—
Ending balance	$425,933,200	$—	$—

Net change in unrealized loss from loans still held at June 30, 2025	$(1,787,473)

	For the Six Months Ended June 30, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$440,132,395	$—	$—
Acquisitions and originations	60,487,000	10,616,688	910,751
Principal payments on loans, net of accretion	(65,253,860)	—	—
Distributions to shareholder	—	(10,616,688)	(910,751)
Net realized loss from loans	(101,895)	—	—
Net change in unrealized loss from loans	(9,330,440)	—	—
Ending balance	$425,933,200	$—	$—
Net change in unrealized loss from loans still held at June 30, 2025	$(9,581,140)

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

5. CAPITAL STOCK

As of both June 30, 2026 and December 31, 2025, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both June 30, 2026 and December 31, 2025, was $500.0 million. As of June 30, 2026 and December 31, 2025, total contributed capital to the Company was $427.0 million and $400.0 million, respectively, of which $384.0 million and $358.0 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash distributions	$27,000,000	$31,700,000
Distributions of securities	8,506,127	11,527,439
Total distributions to shareholder	$35,506,127	$43,227,439
Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.

6. DEBT FACILITY

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. BDCs are generally required to have an asset coverage of at least 200% but are permitted to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of disinterested directors, with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such shareholder approval.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of June 30, 2026 and December 31, 2025, the Fund’s asset coverage for borrowings was 267% and 183%, respectively.

The Fund is a party to a loan and security agreement (as amended and restated from time to time, the “Loan and Security Agreement”) with ING Capital LLC acting as the administrative agent and the other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million is potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision.

Borrowings of the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager’s right to receive management fees from the Fund is subordinate to the liens of the lenders. The Subscription Secured Borrowings component of the facility expires on the commitment period expiration date. Upon expiration of the Fund’s commitment period on June 30, 2026, the Fund is no longer permitted to incur borrowings under the Subscription Secured Borrowings component. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or mandatory principal payments, if any. The Fund is currently evaluating options to extend, renew or replace the existing facility. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, an Adjusted Term SOFR Loan or a Daily Compounded SOFR Loan (each as defined below).

The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an “Adjusted Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). As of June 30, 2026, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the life of the facility, which is expected to terminate on October 18, 2026. As of June 30, 2026 and December 31, 2025, the remaining unamortized fees and costs are $0.1 million and $0.4 million, respectively.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount of at least 20% of the aggregate principal balance of the outstanding borrowings (the “Minimum Hedge Percentage”). The Fund is required to comply with this Minimum Hedge Percentage only after the date on which the Subscription Secured Borrowings percentage is less than 25% of the Fund’s borrowing base (see Note 8). As of both June 30, 2026 and December 31, 2025, Management is not aware of instances of non-compliance with financial covenants.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of June 30, 2026 and December 31, 2025, $128.0 million and $232.5 million, respectively, was outstanding under the debt facility, with a weighted average all-in interest rate of 5.89% and 6.16%, respectively.

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

For the three and six months ended June 30, 2026 and 2025, Management Fees were calculated at 1.250% and 1.500% of the Company’s committed capital, respectively. Management Fees of $1.6 million and $1.9 million were recognized as expenses for the three months ended June 30, 2026 and 2025, respectively. Management Fees of $3.1 million and $3.8 million were recognized as expenses for the six months ended June 30, 2026 and 2025, respectively.

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

Transactions with WTI Fund XI, Inc. (“Fund XI”)
The Manager also serves as the investment manager for Fund XI. So long as Fund XI has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which the Fund’s term of existence automatically expires), the Fund may invest in each portfolio company in which Fund XI invests, subject to the approval of the Fund’s Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund XI over time and subject to the respective funds’ board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

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

The Fund entered into interest rate collar transactions with Zions Bancorporation, N.A. dba California Bank & Trust. Certain information related to the Fund’s interest rate collar contracts is presented below:

Counterparties	Effective Date	Notional Amount	Cap	Floor	Index	Maturity Date
Zions Bancorporation, N.A.	12/31/2024	$50,000,000	5.30%	3.24%	1 mo.USD-SOFR CME Term	12/31/2026
Zions Bancorporation, N.A.	12/31/2025	$50,000,000	4.00%	2.90%	1 mo.USD-SOFR CME Term	12/31/2027

The interest rate collar mitigates the Fund’s exposure to interest rate fluctuations on variable rate index of the debt facility. The collar establishes a range where the Fund pays the counterparty if the SOFR rate falls below the established floor rate, and the counterparty will pay the Fund if the SOFR rate exceeds the established cap rate. The interest rate collar settles monthly.

The following table shows the Fund’s derivative instruments at fair value on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025:

	Derivative Assets		Derivative Liabilities
Derivative Instruments	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Interest rate collar	$132,744	$—	$1,468	$149,057

The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended		For the Six Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest rate collar	Net change in unrealized gain (loss) from derivative instruments	$125,529	$(3,607)	$280,333	$(103,780)

The following table shows the Fund’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$132,744	$—	$—	$—	$132,744
Total	$132,744	$—	$—	$—	$132,744

	As of June 30, 2026
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(1,468)	$—	$—	$—	$(1,468)
Total	$(1,468)	$—	$—	$—	$(1,468)

	As of December 31, 2025
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(149,057)	$—	$—	$—	$(149,057)
Total	$(149,057)	$—	$—	$—	$(149,057)

(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty.
There were no derivative assets as of December 31, 2025.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of June 30, 2026 and December 31, 2025, the Fund’s unexpired unfunded commitments to borrowers totaled $85.8 million and $82.5 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of June 30, 2026 and December 31, 2025:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2026	Expiration Date
Abacum Inc.	Software	$15,000,000	03/31/27
Belong, Inc.	Other Technology	375,000	07/31/26
Cofertility, Inc.	Other Technology	1,250,000	02/15/27
Crowded Technologies, Inc.	Software	1,125,000	07/31/26
eXo Imaging, Inc.	Medical Devices	3,750,000	07/31/26
Fortull, Inc.	Other Technology	375,000	10/31/26
Global Publishing Interactive, Inc.	Software	750,000	02/28/27
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2026	Expiration Date
Jericho Security, Inc.	Software	250,000	10/31/26
Lucra Inc.	Software	3,000,000	07/31/27
Merlyn Mind, Inc.	Software	5,000,000	12/31/26
Orion Longevity, Inc.	Other Technology	3,500,000	09/30/26
Outbuild Technologies, Inc.	Software	1,000,000	07/31/26
Pioneers Educaton, Inc.	Other Technology	4,000,000	12/31/26
Safe Securities Inc.	Software	10,875,000	06/30/27
Slice Solutions, Inc.	Internet	2,500,000	12/15/26
Workspot, Inc.	Software	1,500,000	06/30/29
World View Enterprises Inc.	Other Technology	1,500,000	01/31/27
Total		$85,750,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2025	Expiration Date
Abacum Inc.	Software	$15,000,000	03/31/27
Ava Finance, Inc.	Technology Services	1,500,000	03/31/26
Bito Inc.	Software	375,000	03/31/26
Creoate Limited	Other Technology	375,000	01/31/26
Crowded Technologies, Inc.	Software	1,125,000	07/31/26
Daisyco, Inc.	Other Technology	3,750,000	06/30/26
eXo Imaging, Inc.	Medical Devices	3,750,000	07/31/26
Fortull, Inc.	Other Technology	750,000	10/31/26
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Lark Technologies, Inc.	Other Healthcare	7,500,000	04/30/26
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Safe Securities Inc.	Software	10,875,000	06/30/27
Teiko Bio, Inc.	Biotechnology	1,500,000	06/30/26
Vitable, Inc.	Other Healthcare	3,000,000	03/14/26
Total		$82,500,000

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

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2026 and 2025.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income to average net assets, calculated in the following table, are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income is inclusive of all investment income net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Total return**	6.19%	5.48%	17.02%	6.76%
Per share amounts:
Net asset value, beginning of period	$1,896.62	$2,417.47	$1,930.32	$2,303.45
Net investment income	139.23	149.98	368.95	257.34
Net realized and change in unrealized loss from loans and derivative instruments	(21.57)	(17.66)	(54.74)	(95.36)
Net increase in net assets resulting from operations	117.66	132.32	314.21	161.98
Distributions of income to shareholder	(124.81)	(148.96)	(342.50)	(256.32)
Return of capital to shareholder	—	(147.67)	(12.56)	(175.95)
Contributions from shareholder	260.00	—	260.00	220.00
Net asset value, end of period	$2,149.47	$2,253.16	$2,149.47	$2,253.16
Net assets, end of period	$214,947,177	$225,316,126	$214,947,177	$225,316,126

Ratios to average net assets:
Expenses*	9.27%	9.98%	9.82%	10.09%
Net investment income*	29.26%	24.83%	38.50%	21.10%
Portfolio turnover rate	—%	—%	—%	—%
Average debt outstanding	$159,875,000	$219,750,000	$187,428,571	$227,214,286

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

The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of the Fund’s portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically costs and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future unrealized losses and therefore reduce the Fund’s net assets resulting from operations.

The Fund’s investment income is also expected to decline following the end of the Fund’s commitment period which was extended by two calendar quarters through June 30, 2026. As the commitment period has now ended as of June 30, 2026, the Fund may no longer make loan commitments to reinvest the proceeds of matured investments in new loans. Any proceeds will be distributed to the Company.

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund’s CODM, evaluate financial performance and allocate resources.

Transactions with Fund XI
The Manager also serves as the investment manager for Fund XI. So long as Fund XI has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which the Fund’s term of existence automatically expires), the Fund may invest in each portfolio company in which Fund XI invests, subject to the approval of the Fund’s Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund XI over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

The ability of the Fund to co-invest with Fund XI and other clients advised by the Manager is subject to the Conditions with which the funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund XI, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.
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

The Impact of Macro-level Conditions on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets remain volatile due to persistent inflationary pressures, interest rate fluctuations, and concerns about slowing economic growth. Geopolitical tensions, including the ongoing Ukraine War, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, and continued instability in global shipping lanes have disrupted trade routes and supply chains. Recent escalations in the South China Sea and renewed cyberattacks targeting critical infrastructure have added to global uncertainty. Additionally, evolving U.S. government policies, global tariff regimes, and extreme weather events underscore the continuing political risk and risk of natural disasters and climate-related disruptions. These factors have created interruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macro risks on the Fund’s financial condition, including its liquidity and capital resources.

The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund’s loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the nature of the underlying business and its ability to maintain operations in the current economic environment.

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
Results of Operations - For the Three and Six Months Ended June 30, 2026 and 2025

Analysis of Interest Income

Total investment income for the three months ended June 30, 2026 and 2025 was $18.3 million and $21.0 million, respectively. Total investment income for the six months ended June 30, 2026 and 2025 was $46.3 million and $38.0 million, respectively. Investment income primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026				For the Three Months Ended June 30, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$271,902,215	$18,266,838	19.70%	7.17%	$377,544,380	$19,777,353	15.89%	5.06%
All Loans	$327,936,253	$18,266,838	16.34%	5.94%	$441,342,063	$19,991,231	13.79%	4.33%

Interest income for performing loans and all loans decreased by $1.5 million and $1.7 million, or 7.6% and 8.6%, respectively, for the three months ended June 30, 2026 compared to the same period in 2025. This is primarily attributable to a decline in the loan investment portfolio, which resulted in lower income, partially offset by higher income attributable to an increased number of early loan payoffs during the three months ended June 30, 2026 compared to the same period in 2025. The average outstanding balance for performing loans decreased by $105.6 million or 28.0%, for the three months ended June 30, 2026 compared to the same period in 2025. The average outstanding balance for all loans decreased by $113.4 million or 25.7%, for the three months ended June 30, 2026 compared to the same period in 2025.

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30, 2026				For the Six Months Ended June 30, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$292,620,283	$44,571,409	22.28%	8.18%	$387,812,526	$36,542,429	14.55%	4.30%
All Loans	$352,212,041	$46,203,918	19.44%	6.80%	$444,313,278	$36,772,075	12.80%	3.75%
Interest income for both performing loans and all loans increased by $8.0 million and $9.4 million, or 22.0% and 25.6%, respectively, for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily due to an increased number of early loan payoffs partially offset by lower interest income resulting from an increase in maturing loans, wherein the amortization schedule shifts to a greater proportion of each payment now being applied to the principal balance rather than interest during the six months ended June 30, 2026 in comparison to the same period in 2025. The average outstanding balance for performing loans and all loans decreased by $95.2 million and $92.1 million, or 24.5% and 20.7%, respectively, for the six months ended June 30, 2026 compared to the same period in 2025.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest expense rate for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$159,875,000	$2,666,695	6.67%	$219,750,000	$3,862,968	7.03%

Interest expense decreased by $1.2 million, or 31.0%, for the three months ended June 30, 2026 compared to the same period in 2025. Interest expense for the three months ended June 30, 2026, decreased primarily due to lower average debt outstanding and also lower weighted average interest rates. The average outstanding balance for borrowings under the facility decreased by $59.9 million, or 27.2%, for the three months ended June 30, 2026 compared to the same period in 2025.

The following table shows the average balance, interest expense, and weighted average interest rate for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$187,428,571	$5,926,122	6.32%	$227,214,286	$7,902,775	6.96%

Interest expense decreased by $2.0 million, or 25.0%, for the six months ended June 30, 2026 compared to the same period in 2025. Interest expense for the six months ended June 30, 2026, decreased due to lower average debt outstanding and also lower weighted average interest rates. The average outstanding balance for borrowings under the facility decreased by $39.8 million, or 17.5%, for the six months ended June 30, 2026 compared to the same period in 2025.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expenses

The following table shows the components of operating expenses for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2026	2025	Change ($)	2026	2025	Change ($)
Management Fees	$1,562,500	$1,875,000	$(312,500)	$3,125,000	$3,750,000	$(625,000)
Banking and professional fees	139,735	210,237	(70,502)	211,888	530,322	(318,434)
Other operating expenses	41,841	79,994	(38,153)	147,646	120,326	27,320
Total Operating Expenses	$1,744,076	$2,165,231	$(421,155)	$3,484,534	$4,400,648	$(916,114)

For the three and six months ended June 30, 2026 and 2025, Management Fees were calculated at 1.250% and 1.500% of the Company’s committed capital, respectively.

Banking and professional fees decreased by less than $0.1 million and $0.3 million, or 33.5% and 60.0%, respectively, for the three and six months ended June 30, 2026 compared to the same period in 2025. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.

Other operating expenses decreased by less than $0.1 million, or 47.7% for the three months ended June 30, 2026 compared to the same period in 2025. Other operating expenses increased by less than $0.1 million, or 22.7% for the six months ended June 30, 2026 compared to the same period in 2025. Other operating expense included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended June 30, 2026 and 2025 were $0.2 million and $0.9 million, respectively. Non-recurring fees for the six months ended June 30, 2026 and 2025 were $0.5 million and $1.2 million, respectively.

Net Investment Income

Net investment income for the three months ended June 30, 2026 and 2025 was $13.9 million and $15.0 million, respectively. Net investment income for the six months ended June 30, 2026 and 2025 was $36.9 million and $25.7 million, respectively.

Realized and Change in Unrealized Gains (Losses)

Net realized losses from loans was $0.2 million and $0.1 million, for the three months ended June 30, 2026 and 2025, respectively. Net realized losses from loans was $1.4 million and $0.1 million, for the six months ended June 30, 2026 and 2025, respectively. Realized losses consisted of loans that were written off.

Net change in unrealized loss from loans was $2.1 million and $1.7 million for the three months ended June 30, 2026 and 2025, respectively. Net change in unrealized loss from loans was $4.3 million and $9.3 million for the six months ended June 30, 2026 and 2025, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized gain (loss) from derivative instruments was $0.1 million and less than $(0.1) million for the three months ended June 30, 2026 and 2025, respectively. Net change in unrealized gain (loss) from derivative instruments was $0.3 million and $(0.1) million for the six months ended June 30, 2026 and 2025, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase in net assets resulting from operations for the three months ended June 30, 2026 and 2025 was $11.8 million and $13.2 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the three months ended June 30, 2026 and 2025 was $117.66 and $132.32, respectively.

Net increase in net assets resulting from operations for the six months ended June 30, 2026 and 2025 was $31.4 million and $16.2 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the six months ended June 30, 2026 and 2025 was $314.21 and $161.98, respectively.

Liquidity and Capital Resources – June 30, 2026 and December 31, 2025

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $384.0 million and $358.0 million as of June 30, 2026 and December 31, 2025, respectively. As of both June 30, 2026 and December 31, 2025, the Company had subscriptions for capital in the amount of $500.0 million, of which $427.0 million and $400.0 million, respectively, had been called and received. The Manager exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after December 31, 2025, thereby allowing the Fund to make new commitments through June 30, 2026 and to fund commitments through June 30, 2027, the end of the Fund’s investment period. As of June 30, 2026, $73.0 million of capital remains uncalled. The Company has made $150.8 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net cash provided by operating activities	$97,454,583	$19,715,678
Net cash used in financing activities	(105,500,000)	(34,700,000)
Net decrease in cash and cash equivalents	$(8,045,417)	$(14,984,322)

As of June 30, 2026 and December 31, 2025, 7.53% and 12.55%, respectively, of the Fund’s net assets consisted of cash.

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

Borrowings of the Fund are collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager’s right to receive management fees from the Fund is subordinate to the liens of the lenders. The Subscription Secured Borrowings component of the facility expires on the commitment period expiration date. Upon expiration of the Fund’s commitment period on June 30, 2026, the Fund is no longer permitted to incur borrowings under the Subscription Secured Borrowings component. The facility terminates on October 18, 2026, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or mandatory principal payments, if any. The Fund is currently evaluating options to extend, renew or replace the existing facility. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan, an Adjusted Term SOFR Loan or a Daily Compounded SOFR Loan (each as defined below). The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an “Adjusted Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). As of June 30, 2026, the Fund’s outstanding borrowings were entirely Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Adjusted Term SOFR is a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund is using 50.00% or more of the maximum amount available under the Loan Agreement, the applicable unused line fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of June 30, 2026, $128.0 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $65.3 million for the six months ended June 30, 2026. Net loan amounts outstanding after amortization and valuation adjustments decreased by $73.7 million for the same period. Unexpired unfunded commitments totaled $85.8 million as of June 30, 2026.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2026	$942.1 million	$617.7 million	$324.4 million	$85.8 million
December 31, 2025	$876.8 million	$478.7 million	$398.1 million	$82.5 million

The unexpired unfunded commitments by portfolio company as of June 30, 2026 and December 31, 2025 are detailed in Note 9 to the financial statements included in this filing.

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

As of June 30, 2026, the Fund had a cash balance of $16.2 million and $137.5 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $73.0 million and recallable capital of $150.8 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2026, the Fund’s asset coverage ratio was 267%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2026, the outstanding debt balance was $128.0 million with a floating interest rate based on a daily 1-month Adjusted Term SOFR rate of 3.65197%, for which the Fund had derivative instruments in place in the form of interest rate collars with a weighted average ceiling and floor of 4.65% and 3.07%, respectively, on $100.0 million, leaving the Fund with exposure to interest rate changes on the un-hedged portion of the loan.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2026. However, those changes could have the potential to change the Fund’s ability to acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest expense and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) in Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease in Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(323,517)	$(1,418,030)	$2,560,000	$818,453
(1.00)%	$(161,758)	$(418,030)	$1,280,000	$700,212
(0.50)%	$(80,879)	$(44,015)	$640,000	$515,106
0.50%	$80,879	$75,985	$(640,000)	$(483,136)
1.00%	$161,758	$325,985	$(1,280,000)	$(792,257)
2.00%	$323,517	$1,001,970	$(2,560,000)	$(1,234,513)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2026, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.2
Amended and Restated Custodial Agreement between the Fund and Computershare Trust Company, National Association (as successor to Wells Fargo Bank, National Association) dated as of October 16, 2025, incorporated by reference to Exhibit 10.2 to the Fund's 10-K filed with the Securities and Exchange Commission on March 13, 2026.

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

WTI Fund X, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	August 13, 2026	Date:	August 13, 2026