Form 10-Q
period 2026-09-30
WTI Fund X, Inc.
filed 2026-11-13
CIK 1850938

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2026
Common Stock, $0.001 par value	100,000

WTI FUND X, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2026 and December 31, 2025

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2026 and 2025

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2026 and 2025

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2026 and 2025

Condensed Schedules of Investments (Unaudited)
As of September 30, 2026 and December 31, 2025

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

SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND X, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
ASSETS
Loans, at estimated fair value
(amortized cost of $341,659,025 and $430,925,365, respectively)	$289,955,534	$398,113,300
Derivative asset	356,021	—
Cash	12,321,374	24,221,249
Dividend and interest receivables	4,091,101	6,270,312
Other assets	445,397	852,611
Total assets	307,169,427	429,457,472

LIABILITIES
Borrowings under debt facility	95,000,000	232,500,000
Accrued management fees	1,562,500	1,562,500
Derivative liability	69	149,057
Accounts payable and other accrued liabilities	1,374,292	2,213,565
Total liabilities	97,936,861	236,425,122

NET ASSETS	$209,232,566	$193,032,350

Analysis of Net Assets:

Capital paid in on shares of capital stock	$384,000,000	$358,000,000
Cumulative return of capital distributions	(132,019,639)	(130,763,657)
Total distributable losses	(42,747,795)	(34,203,993)
Net assets (equivalent to $2,092.33 and $1,930.32 per share based on 100,000 shares of capital stock outstanding - see Notes 5 and 11)	$209,232,566	$193,032,350

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (see Note 9)	$76,250,000	$82,500,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

INVESTMENT INCOME:
Interest on loans	$13,099,076	$18,615,240	$59,302,994	$55,387,316
Other income	107,659	145,655	209,564	1,411,224
Total investment income	13,206,735	18,760,895	59,512,558	56,798,540

EXPENSES:
Management fees	1,562,500	1,875,000	4,687,500	5,625,000
Interest expense	2,180,473	3,803,159	8,106,595	11,705,934
Banking and professional fees	145,254	40,229	357,142	570,551
Other operating expenses	179,084	67,663	326,729	187,991
Total expenses	4,067,311	5,786,051	13,477,966	18,089,476
Net investment income	9,139,424	12,974,844	46,034,592	38,709,064

Net realized loss from loans	—	(567,031)	(1,407,968)	(668,925)
Net change in unrealized loss from loans	(14,544,847)	(1,087,343)	(18,891,426)	(10,417,783)
Net change in unrealized gain from derivative instruments	224,676	110,471	505,009	6,691
Net realized and change in unrealized loss from loans and derivative instruments	(14,320,171)	(1,543,903)	(19,794,385)	(11,080,017)
Net increase (decrease) in net assets resulting from operations	$(5,180,747)	$11,430,941	$26,240,207	$27,629,047

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$(51.81)	$114.31	$262.40	$276.29
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2025	100,000	$100	$357,999,900	$(95,188,036)	$(37,495,838)	$225,316,126
Net increase in net assets resulting from operations	—	—	—	—	11,430,941	11,430,941
Distributions of income to shareholder	—	—	—	—	(12,407,813)	(12,407,813)
Return of capital to shareholder	—	—	—	(14,814,471)	—	(14,814,471)
Balance at September 30, 2025	100,000	$100	$357,999,900	$(110,002,507)	$(38,472,710)	$209,524,783

Balance at June 30, 2026	100,000	$100	$383,999,900	$(132,019,639)	$(37,033,184)	$214,947,177
Net decrease in net assets resulting from operations	—	—	—	—	(5,180,747)	(5,180,747)
Distributions of income to shareholder	—	—	—	—	(533,864)	(533,864)
Balance at September 30, 2026	100,000	$100	$383,999,900	$(132,019,639)	$(42,747,795)	$209,232,566

Balance at December 31, 2024	100,000	$100	$335,999,900	$(77,592,923)	$(28,061,618)	$230,345,459
Net increase in net assets resulting from operations	—	—	—	—	27,629,047	27,629,047
Distributions of income to shareholder	—	—	—	—	(38,040,139)	(38,040,139)
Return of capital to shareholder	—	—	—	(32,409,584)	—	(32,409,584)
Contributions from shareholder	—	—	22,000,000	—	—	22,000,000
Balance at September 30, 2025	100,000	$100	$357,999,900	$(110,002,507)	$(38,472,710)	$209,524,783

Balance at December 31, 2025	100,000	$100	$357,999,900	$(130,763,657)	$(34,203,993)	$193,032,350
Net increase in net assets resulting from operations	—	—	—	—	26,240,207	26,240,207
Distributions of income to shareholder	—	—	—	—	(34,784,009)	(34,784,009)
Return of capital to shareholder	—	—	—	(1,255,982)	—	(1,255,982)
Contributions from shareholder	—	—	26,000,000	—	—	26,000,000
Balance at September 30, 2026	100,000	$100	$383,999,900	$(132,019,639)	$(42,747,795)	$209,232,566

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase in net assets resulting from operations	$26,240,207	$27,629,047
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net realized loss from loans	1,407,968	668,925
Net change in unrealized loss from loans	18,891,426	10,417,783
Net change in unrealized gain from derivative instruments	(505,009)	(6,691)
Amortization of deferred costs related to debt facility	332,508	331,610
Origination of loans	(69,600,000)	(74,737,000)
Principal payments on loans, net of accretion	154,930,163	87,858,812
Acquisition of equity securities	(6,511,782)	(8,673,622)
Changes in operating assets and liabilities:
Net decrease in dividend and interest receivables	2,179,211	731,446
Net decrease in other assets	74,706	553,726
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(839,273)	718,905
Net cash provided by operating activities	126,600,125	45,492,941

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(27,000,000)	(54,200,000)
Contributions from shareholder	26,000,000	22,000,000
Borrowings under debt facility	—	7,000,000
Repayments of borrowings under debt facility	(137,500,000)	(32,000,000)
Net cash used in financing activities	(138,500,000)	(57,200,000)

Net decrease in cash and cash equivalents	(11,899,875)	(11,707,059)

CASH AND CASH EQUIVALENTS:
Beginning of period	24,221,249	25,245,995
End of period	$12,321,374	$13,538,936

SUPPLEMENTAL DISCLOSURES:

CASH PAID DURING THE PERIOD:
Interest - Debt facility	$8,303,030	$11,433,532

NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$9,039,991	$16,249,723
Receipt of equity securities as repayment of loans	$2,528,209	$7,576,101

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Loans
Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%		$9,862,402	$9,472,150	$9,472,150	6/1/2029
	Mazen Animal Health Inc.		Senior Secured	14.3%		3,356,199	3,246,880	2,065,159	*
	Teiko Bio, Inc.		Senior Secured	12.5%		750,000	731,236	731,236	10/1/2029
	Teiko Bio, Inc.		Senior Secured	12.5%		750,000	687,853	687,853	5/1/2029
	Teiko Bio, Inc. Subtotal					1,500,000	1,419,089	1,419,089
Biotechnology Total		6.2%				$14,718,601	$14,138,119	$12,956,398
Computers & Storage
	Proto, Inc.		Senior Secured	13.0%	17.8%	$573,286	$587,576	$587,576	7/1/2028
Computers & Storage Total		0.3%				$573,286	$587,576	$587,576
Internet
	BossBites Inc.		Senior Secured	12.0%		$1,500,000	$1,441,127	$1,441,127	4/1/2029
	D2C Store, Inc.		Senior Secured	10.0%		611,330	533,856	533,856	1/1/2027
	Findigs, Inc.		Senior Secured	13.5%		1,301,013	1,276,903	1,276,903	7/1/2027
	Quantcast Corp.		Senior Secured	12.0%		4,627,958	2,134,951	2,120,302	*
	Realm Living, Inc.		Senior Secured	15.7%		2,180,728	1,954,859	1,954,859	3/1/2029
	RetailerX, Inc.		Senior Secured	11.0%		7,164,813	6,350,117	5,878,213	*
	Slice Solutions, Inc.		Senior Secured	11.0%		5,000,000	4,609,685	4,609,685	5/1/2031
	Threedium, Inc. ** ^		Senior Secured	13.3%		541,790	499,060	499,060	12/1/2027
Internet Total		8.8%				$22,927,632	$18,800,558	$18,314,005
Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,357,958	$1,281,742	$1,281,742	6/1/2028
	eXo Imaging, Inc.		Senior Secured	12.5%		3,426,731	3,089,535	3,089,535	12/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		790,068	790,067	790,067	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		1,318,027	1,245,168	1,245,168	5/1/2028
	Gallant Pet, Inc.		Senior Secured	14.0%		78,678	78,241	78,241	10/1/2026
	Gallant Pet, Inc. Subtotal					2,186,773	2,113,476	2,113,476
Medical Devices Total		3.1%				$6,971,462	$6,484,753	$6,484,753
Other Healthcare
	Charlie Financial Inc.		Senior Secured	10.0%		$7,000,000	$6,711,582	$—	*
	GoForward, Inc.		Senior Secured	12.8%		20,460,081	18,313,844	9,184,849	*
	Lark Technologies, Inc.		Senior Secured	13.5%		7,562,729	6,541,079	6,541,079	4/1/2028
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.6%	1,500,000	1,217,273	1,217,273	10/1/2029
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.6%	2,000,000	2,010,550	2,010,550	1/1/2030
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.5%	1,500,000	1,512,924	1,512,924	11/1/2029
	MeMed Diagnostics Ltd. ** ^ Subtotal					5,000,000	4,740,747	4,740,747
	Vitable, Inc.		Senior Secured	13.0%		4,500,000	4,332,864	4,332,864	4/1/2029
	Vitable, Inc.		Senior Secured	13.0%		3,000,000	2,959,427	2,959,427	4/1/2029
	Vitable, Inc. Subtotal					7,500,000	7,292,291	7,292,291
Other Healthcare Total		13.3%				$47,522,810	$43,599,543	$27,758,966
Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%		$393,304	$373,395	$373,395	10/1/2028
	Allocate Holdings Inc.		Senior Secured	10.5%		5,500,000	5,256,863	5,256,863	7/1/2031
	American Castanea PBC		Senior Secured	11.8%	6.7%	134,275	24,379	24,379	12/1/2027
	American Castanea PBC		Senior Secured	11.8%	6.7%	490,727	509,673	509,673	10/1/2028
	American Castanea PBC Subtotal					625,002	534,052	534,052
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	453,370	*
	Badiani Limited ** ^		Senior Secured	13.6%		2,040,273	1,335,158	1,095,849	*

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Belong, Inc.		Senior Secured	13.5%		1,500,000	1,187,069	1,187,069	3/1/2029
	Belong, Inc.		Senior Secured	13.0%		625,000	527,592	527,592	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		750,000	684,255	684,255	3/1/2029
	Belong, Inc. Subtotal					2,875,000	2,398,916	2,398,916
	Brick Dynamics Inc.		Senior Secured	12.0%		500,000	488,666	488,666	7/1/2029
	Brick Dynamics Inc.		Senior Secured	12.0%		500,000	469,728	469,728	4/1/2029
	Brick Dynamics Inc. Subtotal					1,000,000	958,394	958,394
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,963	1,221,968	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,893,475	1,654,059	1,654,059	1/1/2029
	Cella Farms Inc.		Senior Secured	11.8%		1,456,621	1,422,963	—	*
	Cofertility, Inc.		Senior Secured	11.8%		625,000	623,776	623,776	1/1/2030
	Cofertility, Inc.		Senior Secured	11.8%		750,000	649,711	649,711	8/1/2029
	Cofertility, Inc. Subtotal					1,375,000	1,273,487	1,273,487
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	966,421	886,360	5/1/2029
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	—	*
	Creoate Limited ** ^		Senior Secured	15.0%		7,900,815	7,671,032	2,250,181	*
	Daisyco, Inc.		Senior Secured	10.8%		3,554,381	3,352,215	3,352,215	4/1/2029
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,836	1,165,629	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	474,726	—	*
	Fortull, Inc.		Senior Secured	11.0%		1,103,230	1,038,973	1,038,973	8/1/2029
	Gold Words, LLC		Senior Secured	12.0%		345,866	340,451	340,451	12/1/2027
	Grin Technology Services Inc.		Senior Secured	12.0%		1,000,000	905,001	905,001	10/1/2029
	Heading Health Inc.		Senior Secured	12.5%		832,673	672,052	90,058	*
	Higher Ground Education, Inc.		Senior Secured	15.0%		23,733,469	14,193,548	11,731,779	*
	Hint, Inc.		Senior Secured	13.8%		3,416,812	2,781,439	2,781,439	1/1/2028
	Holo, Inc.		Senior Secured	13.5%		204,304	26,811	26,811	*
	Innventure LLC **		Senior Secured	13.5%		11,023,313	6,726,566	6,726,566	6/1/2028
	Joy Memories, Inc.		Senior Secured	12.8%	1.5%	4,000,000	3,319,989	3,319,989	1/1/2030
	Joy Memories, Inc.		Senior Secured	12.0%		2,714,962	2,988,769	2,988,769	6/1/2027
	Joy Memories, Inc Subtotal					6,714,962	6,308,758	6,308,758
	Kindred Motorworks, Inc.		Senior Secured	12.0%		6,847,754	6,900,377	6,900,377	10/1/2029
	LendTable Inc.		Senior Secured	14.1%		2,415,333	2,291,896	—	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.1%		235,490	224,382	224,382	3/1/2027
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,508,070	2,409,036	*
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%		15,010,778	15,351,930	15,351,930	4/1/2029
	Orion Longevity, Inc.		Senior Secured	11.0%		1,750,000	1,599,716	1,599,716	1/1/2030
	Overdrive Products Inc.		Senior Secured	13.5%		320,132	269,917	—	*
	Pioneers Education, Inc.		Senior Secured	12.0%		1,000,000	794,872	794,872	5/1/2030
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	674,025	674,025	*
	Ripple Foods, PBC		Senior Secured	12.0%		7,613,763	7,579,047	7,579,047	6/1/2029
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	230,195	*
	Romaine Empire, Inc.		Senior Secured	13.5%		5,330,137	5,549,158	3,037,945	12/1/2027
	Runzy, Inc.		Senior Secured	10.0%		220,000	216,452	55,568	*
	Scripta Insights, Inc.		Senior Secured	12.5%		1,506,211	1,460,232	1,460,232	4/1/2028
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,298,133	585,279	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	TomoCredit, Inc.		Senior Secured	13.8%		795,743	788,469	788,469	4/1/2027
	Umbra Lab, Inc.		Senior Secured	12.5%		18,050,000	17,180,544	17,180,544	10/1/2029
	Umbra Lab, Inc.		Senior Secured	15.3%		239,407	238,883	238,883	10/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		4,317,419	4,226,531	4,226,531	1/1/2028
	Umbra Lab, Inc. Subtotal					22,606,826	21,645,958	21,645,958
	World Wrapps II, Inc.		Senior Secured	12.5%		739,502	730,547	730,547	1/1/2029
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	—	*
Other Technology Total		55.9%				$160,515,075	$139,048,478	$116,892,152
Semiconductors & Equipment
	D2S, Inc.		Senior Secured	13.5%		$2,500,000	$2,252,957	$2,252,957	5/1/2029
	Terradepth, Inc.		Senior Secured	12.5%		3,362,005	3,286,184	3,286,184	9/1/2028
Semiconductors & Equipment Total		2.6%				$5,862,005	$5,539,141	$5,539,141

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Software
	Abacum Inc.		Senior Secured	13.5%		$58,672	$58,459	$58,459	10/1/2026
	Abacum Inc.		Senior Secured	12.8%		1,052,424	1,040,005	1,040,005	5/1/2028
	Abacum Inc. Subtotal					1,111,096	1,098,464	1,098,464
	APIsecAI, Inc.		Senior Secured	12.0%		1,149,024	1,099,551	1,099,551	5/1/2028
	APIsecAI, Inc.		Senior Secured	12.0%		750,000	733,754	733,754	1/1/2029
	APIsecAI, Inc. Subtotal					1,899,024	1,833,305	1,833,305
	Bito Inc.		Senior Secured	12.5%		750,000	667,655	667,655	5/1/2029
	Bloomboard, Inc.		Senior Secured	12.0%		4,377,279	4,156,936	4,156,936	3/1/2029
	BlueCart, Inc.		Senior Secured	14.1%		859,238	802,533	573,582	*
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		811,514	790,516	790,516	12/1/2027
	Canvas Medical, Inc.		Senior Secured	12.0%		1,750,000	1,648,794	1,648,794	10/1/2029
	Checksum AI, Inc.		Senior Secured	11.3%		1,000,000	950,380	950,380	10/1/2029
	Common Sun, Inc		Senior Secured	11.0%		64,130	64,129	64,129	1/1/2027
	Crowded Technologies, Inc.		Senior Secured	12.5%		514,010	446,117	446,117	12/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		530,471	517,573	517,573	1/1/2029
	Crowded Technologies, Inc. Subtotal					1,044,481	963,690	963,690
	Eskalera, Inc.		Senior Secured	12.0%		1,231,088	1,186,119	424,273	*
	Evolver Transformation, Inc.		Senior Secured	11.5%		5,000,000	4,611,289	4,611,289	6/1/2031
	Family First, Inc.		Senior Secured	12.0%		2,101,398	2,260,356	2,005,926	1/1/2028
	Form Remodel, Inc.		Senior Secured	11.0%		585,436	581,935	—	*
	Global Publishing Interactive, Inc.		Senior Secured	12.0%		1,000,000	913,155	913,155	1/1/2030
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Jericho Security, Inc.		Senior Secured	12.0%		750,000	624,069	624,069	10/1/2029
	Ketch Kloud, Inc.		Senior Secured	13.0%		3,067,826	2,950,153	2,950,153	10/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	672,970	710,210	710,210	6/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	572,085	634,278	634,278	2/1/2027
	Kolors, Inc. ** ^ Subtotal					1,245,055	1,344,488	1,344,488
	Merlyn Mind, Inc.		Senior Secured	12.5%		1,750,000	851,888	851,888	7/1/2030
	Merlyn Mind, Inc.		Senior Secured	12.5%		750,000	373,307	373,307	6/1/2030
	Merlyn Mind, Inc.		Senior Secured	13.1%		25,093,039	21,881,864	21,881,864	1/1/2029
	Merlyn Mind, Inc. Subtotal					27,593,039	23,107,059	23,107,059
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,198,355	494,711	*
	Outbuild Technologies, Inc.		Senior Secured	12.0%		1,675,000	1,609,926	1,609,926	3/1/2029
	Parkoursc, Inc.		Senior Secured	12.9%		2,225,415	2,095,005	2,095,005	9/1/2028
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,213,640	1,202,864	1,202,864	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,213,640	1,230,003	1,230,003	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%		1,618,186	1,633,680	1,633,680	10/1/2027
	Safe Securities Inc.		Senior Secured	11.5%	1.0%	3,735,795	3,414,627	3,414,627	5/1/2029
	Safe Securities Inc. Subtotal					7,781,261	7,481,174	7,481,174
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		364,331	193,504	187,035	*
	Truepic Inc.		Senior Secured	12.3%		1,050,422	1,032,752	1,032,752	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		403,999	364,134	364,134	12/1/2027
	Truepic Inc. Subtotal					1,454,421	1,396,886	1,396,886
	Vesta Housing, Inc.		Senior Secured	14.8%		6,526,711	6,116,812	6,116,812	*
	Workspot, Inc.		Senior Secured	11.8%		500,000	426,120	426,120	6/1/2029
	Workspot, Inc.		Senior Secured	11.8%		500,000	485,879	485,879	8/1/2029
	Workspot, Inc. Subtotal					1,000,000	911,999	911,999
	ZeroCater, Inc.		Senior Secured	12.5%		3,647,522	3,620,515	3,620,515	4/1/2028
Software Total		34.7%				$86,955,674	$79,795,498	$72,641,926
Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$661,603	$655,597	$655,597	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	330,801	329,079	329,079	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	616,067	538,294	538,294	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	741,731	741,731	2/1/2029

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	742,516	742,516	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	744,856	744,856	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	743,626	743,626	12/1/2028
	Ava Finance, Inc. Subtotal					4,608,471	4,495,699	4,495,699
	Klar Holdings Limited ** ^		Senior Secured	12.5%		2,510,352	2,483,820	2,483,820	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		2,390,008	2,247,688	2,247,688	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		2,628,560	2,599,402	2,599,402	5/1/2028
	Klar Holdings Limited ** ^ Subtotal					7,528,920	7,330,910	7,330,910
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,485,045	—	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	1,168,473	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	1,722,327	1,697,252	1,697,252	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		389,055	296,966	—	*
Technology Services Total		7.0%				$20,398,369	$19,577,076	$14,692,334
Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$4,530,848	$4,245,440	$4,245,440	6/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	1,274,671	1,384,063	1,384,063	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	3,661,906	3,867,330	3,867,330	6/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	4,315,573	4,591,450	4,591,450	12/1/2027
	Nextivity, Inc. Subtotal					9,252,150	9,842,843	9,842,843
Wireless Total		6.7%				$13,782,998	$14,088,283	$14,088,283

	Grand Total	138.6%				$380,227,912	$341,659,025	$289,955,534

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized appreciation/ (depreciation) (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	$50,000,000	$(69)	$—	$(69)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 4.0000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.9000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2027	50,000,000	356,021	—	356,021
Total				$100,000,000	$355,952	$—	$355,952

* As of September 30, 2026, loans with a cost basis of $99.1 million and a fair value of $50.2 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.

**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2026, 19.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of September 30, 2026, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

WTI FUND X, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Loans
Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$7,500,000	$7,102,545	$7,102,545	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	4.0%	1,490,871	1,643,257	1,643,257	8/1/2026
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	3,750,000	3,682,604	3,682,604	7/1/2028
	Biolojic Design Ltd. ** ^ Subtotal					12,740,871	12,428,406	12,428,406
	Mazen Animal Health Inc.		Senior Secured	14.3%		3,104,711	3,019,495	2,260,705	*
	Ukko Inc. ** ^		Senior Secured	11.5%		656,145	650,198	650,198	5/1/2026
Biotechnology Total		7.9%				$16,501,727	$16,098,099	$15,339,309

Computers & Storage
	Canary Connect, Inc.		Senior Secured	12.0%		$5,000,000	$5,134,605	$5,134,605	*
	Proto, Inc.		Senior Secured	13.0%	17.8%	750,000	697,064	697,064	7/1/2028
Computers & Storage Total		3.0%				$5,750,000	$5,831,669	$5,831,669

Internet
	D2C Store, Inc.		Senior Secured	10.0%		$856,869	$610,687	$610,687	1/1/2027
	Findigs, Inc.		Senior Secured	13.5%		2,352,030	2,274,782	2,274,782	7/1/2027
	Giant Labs, Inc.		Senior Secured	12.8%		1,827,417	1,978,792	1,978,792	3/1/2028
	Miami Labs, Inc.		Senior Secured	13.3%		675,288	651,684	651,684	2/1/2026
	OneLocal, Inc. ** ^		Senior Secured	12.3%		110,479	107,708	107,708	7/1/2026
	Quantcast Corp.		Senior Secured	12.0%		8,528,348	6,634,951	6,634,951	*
	Realm Living, Inc.		Senior Secured	15.7%		2,942,659	2,879,242	2,879,242	6/1/2027
	RetailerX, Inc.		Senior Secured	11.0%		7,345,775	6,888,793	6,888,793	*
	Threedium, Inc. ** ^		Senior Secured	13.3%		825,945	728,737	728,737	12/1/2027
Internet Total		11.8%				$25,464,810	$22,755,376	$22,755,376

Medical Devices
	Akadeum Life Sciences, Inc.		Senior Secured	14.3%		$1,534,636	$1,372,741	$1,372,741	9/1/2027
	eXo Imaging, Inc.		Senior Secured	12.5%		3,750,000	3,219,508	3,219,508	12/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		1,092,975	1,092,974	1,092,974	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		1,821,790	1,682,539	1,682,539	5/1/2028
	Gallant Pet, Inc.		Senior Secured	14.0%		746,612	724,319	724,319	10/1/2026
	Gallant Pet, Inc. Subtotal					3,661,377	3,499,832	3,499,832
Medical Devices Total		4.2%				$8,946,013	$8,092,081	$8,092,081

Other Healthcare
	CarePoint ** ^		Senior Secured	13.8%		$838,466	$831,305	$428,377	*
	Charlie Financial Inc.		Senior Secured	12.5%	3.9%	3,500,000	3,373,727	1,987,938	7/1/2028
	Charlie Financial Inc.		Senior Secured	12.0%	3.0%	3,500,000	3,470,328	2,044,859	7/1/2028
	Charlie Financial Inc. Subtotal					7,000,000	6,844,055	4,032,797
	GoForward, Inc.		Senior Secured	12.8%		20,352,673	18,206,436	9,077,441	*
	KBS, Inc.		Senior Secured	14.0%		57,314	56,181	56,181	6/1/2026
	Lark Technologies, Inc.		Senior Secured	13.5%		10,613,936	8,652,968	8,652,968	4/1/2028
	Modern Animal, Inc.		Senior Secured	12.8%		13,419,728	12,841,490	12,841,490	12/1/2030
	Open Inc.		Senior Secured	14.8%		58,770	58,646	58,646	3/1/2026
	Open Inc.		Senior Secured	13.5%		58,001	57,588	57,588	3/1/2026
	Open Inc. Subtotal					116,771	116,234	116,234
	Vitable, Inc.		Senior Secured	13.0%		4,500,000	4,257,659	4,257,659	4/1/2029
	Yuva Biosciences, Inc.		Senior Secured	13.3%		47,681	46,710	46,710	5/1/2026
Other Healthcare Total		20.5%				$56,946,569	$51,853,038	$39,509,857

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$536,351	$482,616	$482,616	10/1/2028
	American Castanea PBC		Senior Secured	11.8%	6.7%	205,779	24,381	24,381	12/1/2027
	American Castanea PBC		Senior Secured	11.8%	6.7%	575,000	584,070	584,070	10/1/2028
	American Castanea PBC Subtotal					780,779	608,451	608,451
	Azumo, Inc.		Senior Secured	12.8%		957,356	913,213	453,370	*
	Badiani Limited ** ^		Senior Secured	13.6%		1,719,107	1,638,961	1,202,391	*
	Belong, Inc.		Senior Secured	13.5%		750,000	653,973	653,973	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		1,500,000	1,056,618	1,056,618	3/1/2029
	Belong, Inc. Subtotal					2,250,000	1,710,591	1,710,591
	Bryte, Inc.		Senior Secured	10.0%		1,694,943	1,708,963	1,003,561	*
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,125,000	1,075,417	1,075,417	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		1,067,422	994,119	994,119	7/1/2028
	Carbon Ridge, Inc. Subtotal					2,192,422	2,069,536	2,069,536
	Cella Farms Inc.		Senior Secured	11.8%		1,456,621	1,422,963	886,176	*
	Coffee.ai Inc.		Senior Secured	11.0%		1,101,447	936,235	936,235	8/1/2028
	CornerUp, Inc.		Senior Secured	15.0%		392,046	359,248	56,205	*
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	418,910	415,840	415,840	12/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	482,946	482,946	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		462,636	458,825	458,825	7/1/2028
	Creoate Limited ** ^		Senior Secured	15.5%		257,682	255,570	255,570	2/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		1,125,000	1,040,873	1,040,873	5/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	446,231	444,090	444,090	10/1/2027
	Creoate Limited ** ^		Senior Secured	14.0%		29,154	29,086	29,086	3/1/2026
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	542,453	539,282	539,282	11/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	382,750	379,587	379,587	1/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		157,863	156,568	156,568	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		404,801	375,483	375,483	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		581,176	576,490	576,490	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		449,920	446,347	446,347	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	483,476	478,954	478,954	2/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		525,000	519,546	519,546	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%	1.0%	647,553	615,984	615,984	8/1/2027
	Creoate Limited ** ^		Senior Secured	12.8%		487,500	482,561	482,561	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		750,000	724,656	724,656	7/1/2029
	Creoate Limited ** ^ Subtotal					8,639,605	8,422,688	8,422,688
	Daisyco, Inc.		Senior Secured	10.8%		3,750,000	3,446,333	3,446,333	4/1/2029
	Eguana Technologies, Inc. ** ^		Senior Secured	12.0%		3,107,383	2,762,835	1,714,182	*
	Fanimal, Inc.		Senior Secured	11.8%		547,646	479,476	—	*
	Fortull, Inc.		Senior Secured	11.0%		375,000	312,811	312,811	1/1/2029
	Gold Words, LLC		Senior Secured	12.0%		529,581	516,887	516,887	12/1/2027
	Heading Health Inc.		Senior Secured	12.5%		1,208,548	941,507	260,896	*
	High Definition Vehicle Insurance, Inc.		Senior Secured	14.5%		9,217,489	8,962,198	8,962,198	4/1/2027
	Higher Ground Education, Inc.		Senior Secured	15.0%		20,918,631	14,646,680	18,536,918	*
	Hint, Inc.		Senior Secured	13.8%		4,962,197	3,638,353	3,638,353	1/1/2028
	Holo, Inc.		Senior Secured	13.5%		204,304	26,811	26,811	*
	Innventure LLC **		Senior Secured	13.5%		15,000,000	7,790,373	7,790,373	6/1/2028
	Joy Memories, Inc.		Senior Secured	12.0%		4,522,031	4,481,160	4,481,160	6/1/2027
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	7,500,000	7,333,230	7,333,230	7/1/2028
	Last Energy Inc.		Senior Secured	13.8%		4,246,369	3,947,839	3,947,839	4/1/2028
	LendTable Inc.		Senior Secured	14.1%		2,414,807	2,291,370	—	*
	Logistech Solutions Pte. Ltd. ** ^		Senior Secured	12.1%		398,954	351,769	351,769	3/1/2027
	Mavenform, Inc.		Senior Secured	13.5%		4,046,035	3,508,070	2,409,036	*
	Merlin Labs, Inc.		Senior Secured	13.5%		29,787,671	27,860,348	27,860,348	6/1/2027
	NewGlobe Education, Inc. ** ^		Senior Secured	12.5%	4.6%	19,087,946	18,847,298	18,847,298	10/1/2027
	Overdrive Products Inc.		Senior Secured	13.5%		428,172	341,313	341,313	1/1/2028
	Owlet Baby Care, Inc. **		Senior Secured	12.0%	7.8%	5,259,169	4,651,074	4,651,074	1/1/2028

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Plant Prefab, Inc.		Senior Secured	12.4%		1,231,222	789,991	789,991	*
	Ripple Foods, PBC		Senior Secured	12.0%		8,422,058	8,286,535	8,286,535	6/1/2029
	Rise Gardens, Inc.		Senior Secured	11.8%		1,380,944	1,201,703	270,549	*
	Romaine Empire, Inc.		Senior Secured	13.5%		8,118,564	8,195,815	8,195,815	12/1/2027
	Runzy, Inc.		Senior Secured	14.4%		220,000	216,075	216,075	9/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		2,121,189	2,029,603	2,029,603	4/1/2028
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	1,901,330	1,913,005	1,913,005	1/1/2027
	Sun Day Carwash, Inc.		Senior Secured	13.5%	2.0%	950,665	972,589	972,589	1/1/2027
	Sun Day Carwash, Inc. Subtotal					2,851,995	2,885,594	2,885,594
	Supplant, Inc. ** ^		Senior Secured	13.7%		1,801,277	1,691,973	922,530	*
	TheSquareFoot, Inc.		Senior Secured	18.0%		623,478	320,058	—	*
	TomoCredit, Inc.		Senior Secured	13.8%		1,728,664	1,695,856	1,695,856	4/1/2027
	Umbra Lab, Inc.		Senior Secured	15.3%		2,261,449	2,234,617	2,234,617	10/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		769,183	765,188	765,188	4/1/2026
	Umbra Lab, Inc.		Senior Secured	13.5%		6,422,575	6,220,716	6,220,716	1/1/2028
	Umbra Lab, Inc. Subtotal					9,453,207	9,220,521	9,220,521
	World Wrapps II, Inc.		Senior Secured	12.5%		893,065	830,136	830,136	1/1/2029
	Zeno Technologies, Inc.		Senior Secured	10.0%		251,129	233,996	—	*
	Zimeno Inc.		Senior Secured	11.5%		4,854,287	4,734,337	4,233,256	*
Other Technology Total		89.5%				$203,183,689	$179,743,393	$172,837,110

Semiconductors & Equipment
	Terradepth, Inc.		Senior Secured	12.5%		$3,960,229	$3,831,814	$3,831,814	9/1/2028
Semiconductors & Equipment Total		2.0%				$3,960,229	$3,831,814	$3,831,814

Software
	Abacum Inc.		Senior Secured	12.8%		$1,457,168	$1,433,077	$1,433,077	5/1/2028
	Abacum Inc.		Senior Secured	13.5%		557,799	546,844	546,844	10/1/2026
	Abacum Inc. Subtotal					2,014,967	1,979,921	1,979,921
	APIsecAI, Inc.		Senior Secured	12.0%		1,500,000	1,405,172	1,405,172	5/1/2028
	APIsecAI, Inc.		Senior Secured	12.0%		750,000	722,718	722,718	1/1/2029
	APIsecAI, Inc. Subtotal					2,250,000	2,127,890	2,127,890
	Bito Inc.		Senior Secured	12.5%		750,000	634,504	634,504	5/1/2029
	Blackcart, Inc. ** ^		Senior Secured	13.3%		842,703	826,153	—	*
	Bloomboard, Inc.		Senior Secured	12.0%		4,303,351	4,249,241	4,249,241	3/1/2028
	BlueCart, Inc.		Senior Secured	14.1%		859,238	802,533	705,991	*
	Bound Rates, Inc. ** ^		Senior Secured	13.0%		1,238,214	1,189,414	1,189,414	12/1/2027
	Common Sun, Inc.		Senior Secured	11.0%		332,246	328,393	328,393	7/1/2026
	Common Sun, Inc.		Senior Secured	11.0%		200,038	200,037	200,037	1/1/2027
	Common Sun, Inc. Subtotal					532,284	528,430	528,430
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	562,500	462,032	462,032	11/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		562,500	456,585	456,585	12/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		562,500	540,278	540,278	1/1/2029
	Crowded Technologies, Inc. Subtotal					1,125,000	996,863	996,863
	Eskalera, Inc.		Senior Secured	12.0%		1,231,088	1,208,618	680,681	*
	Family First, Inc.		Senior Secured	12.0%	7.4%	2,811,034	2,919,366	2,919,366	10/1/2027
	Form Remodel, Inc.		Senior Secured	11.0%		585,436	581,935	—	*
	FutureProof Technologies, Inc.		Senior Secured	13.5%		228,185	225,067	225,067	6/1/2026
	Grokker, Inc.		Senior Secured	11.5%		64,553	64,266	64,266	4/1/2026
	Hoken Holdings Inc.		Senior Secured	13.0%		399,384	376,199	—	*
	Ioogo Inc.		Senior Secured	13.5%		4,830,303	4,616,297	—	*
	Ketch Kloud, Inc.		Senior Secured	13.0%		3,968,835	3,894,232	3,894,232	4/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.3%	2.5%	1,525,028	1,538,826	1,538,826	2/1/2027
	Kolors, Inc. ** ^		Senior Secured	13.5%	2.5%	1,280,553	1,294,817	1,294,817	6/1/2027
	Kolors, Inc. ** ^ Subtotal					2,805,581	2,833,643	2,833,643

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Kushki Group Holdings Ltd. ** ^		Senior Secured	13.0%		7,028,034	6,694,819	6,694,819	8/1/2027
	Manifold Inc.		Senior Secured	12.0%	6.7%	2,185,155	2,118,157	2,118,157	5/1/2028
	Manifold Inc.		Senior Secured	12.0%	6.5%	750,000	707,326	707,326	7/1/2029
	Manifold Inc. Subtotal					2,935,155	2,825,483	2,825,483
	Merlyn Mind, Inc.		Senior Secured	13.1%		25,666,873	20,721,570	20,721,570	1/1/2029
	Migo Money, Inc. ** ^		Senior Secured	11.5%		1,210,106	1,227,835	524,191	*
	Parkoursc, Inc.		Senior Secured	12.8%	1.0%	1,023,604	1,030,773	1,030,773	10/1/2026
	Parkoursc, Inc.		Senior Secured	13.0%		764,684	724,367	724,367	10/1/2027
	Parkoursc, Inc.		Senior Secured	13.0%		914,019	895,912	895,912	3/1/2028
	Parkoursc, Inc. Subtotal					2,702,307	2,651,052	2,651,052
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,963,449	1,961,986	1,961,986	10/1/2027
	Safe Securities Inc.		Senior Secured	12.3%		2,617,932	2,599,820	2,599,820	10/1/2027
	Safe Securities Inc.		Senior Secured	11.5%	1.0%	4,125,000	3,630,867	3,630,867	5/1/2029
	Safe Securities Inc.		Senior Secured	12.3%	1.0%	1,963,449	1,893,151	1,893,151	10/1/2027
	Safe Securities Inc. Subtotal					10,669,830	10,085,824	10,085,824
	Semsee Corp.		Senior Secured	14.3%	1.0%	1,433,470	1,414,281	1,414,281	1/1/2027
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	20.1%	9,000,000	8,134,425	8,134,425	10/1/2026
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	21.0%	2,250,000	2,290,726	2,290,726	10/1/2026
	Standard Dental OpCo, Inc. Subtotal					11,250,000	10,425,151	10,425,151
	Traction Apps, Inc. ** ^		Senior Secured	12.0%		669,126	557,313	366,951	*
	Truepic Inc.		Senior Secured	12.3%		1,456,903	1,422,591	1,422,591	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		618,047	527,618	527,618	12/1/2027
	Truepic Inc. Subtotal					2,074,950	1,950,209	1,950,209
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,265,000	2,265,000	5/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		264,526	263,286	263,286	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	1,500,000	1,513,550	1,513,550	4/1/2026
	Vesta Housing, Inc.		Senior Secured	11.8%		264,526	260,999	260,999	6/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	2,250,000	2,244,615	2,244,615	3/1/2026
	Vesta Housing, Inc. Subtotal					6,529,052	6,547,450	6,547,450
	ZeroCater, Inc.		Senior Secured	12.5%		4,584,034	4,372,381	4,372,381	4/1/2028
Software Total		47.7%				$108,155,593	$99,989,972	$92,070,903
Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$375,000	$368,937	$368,937	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	734,762	734,762	2/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	612,248	612,248	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	733,676	733,676	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	735,463	735,463	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	736,615	736,615	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	750,000	737,504	737,504	10/1/2028
	Ava Finance, Inc. Subtotal					4,875,000	4,659,205	4,659,205
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,535,315	3,482,148	3,482,148	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,642,590	3,585,948	3,585,948	5/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		3,425,652	3,135,233	3,135,233	3/1/2028
	Klar Holdings Limited ** ^ Subtotal					10,603,557	10,203,329	10,203,329
	Loansnap Holdings Inc. **		Senior Secured	10.3%		3,669,060	3,485,045	—	*
	MAYD Group GmbH ** ^		Senior Secured	13.8%		2,480,536	2,271,204	1,168,473	*
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	2,566,587	2,448,785	2,448,785	1/1/2028
	Surround Group, Inc.		Senior Secured	14.3%		389,055	296,966	—	*
	Techspert.IO Limited ** ^		Senior Secured	14.3%		1,594,481	1,527,273	1,527,273	9/1/2027
Technology Services Total		10.4%				$26,178,276	$24,891,807	$20,007,065

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$4,530,848	$4,388,123	$4,388,123	12/1/2027
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	1,827,015	1,896,255	1,896,255	3/1/2028
	Nextivity, Inc.		Senior Secured	12.5%	8.4%	6,596,279	6,485,140	6,485,140	12/1/2027
	Nextivity, Inc.		Senior Secured	12.5%	8.5%	5,000,000	5,068,598	5,068,598	6/1/2028
	Nextivity, Inc. Subtotal					13,423,294	13,449,993	13,449,993
Wireless Total		9.2%				$17,954,142	$17,838,116	$17,838,116

	Grand Total	206.2%				$473,041,048	$430,925,365	$398,113,300

Description and terms of payments to be received from another party	Description and terms of payments to be paid to another party	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront payments/receipts	Unrealized depreciation (e)
Derivative Instruments - Interest Rate Collar Agreements
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 2.3000% to be paid monthly	Zions Bancorporation, N.A.	12/31/2025	$50,000,000	$(49,831)	$—	$(49,831)
Floating interest rate of 1 mo. USD-SOFR CME Term with a cap rate of 5.3000% to be received monthly	Floating interest rate of 1 mo. USD-SOFR CME Term with a floor rate of 3.2400% to be paid monthly	Zions Bancorporation, N.A.	12/31/2026	$50,000,000	$(99,226)	$—	$(99,226)
Total				$100,000,000	$(149,057)	$—	$(149,057)
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

2. BASIS OF PRESENTATION

The accompanying condensed interim financial statements of the Fund have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial reporting and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all information and footnote disclosures required for audited annual financial statements. Certain disclosures have been omitted because they would substantially duplicate disclosures included in the Fund’s audited financial statements and related notes for the year ended December 31, 2025, which are included in the Fund’s Annual Report on Form 10-K (“Form 10-K”) filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2026. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes included in the Fund’s annual report on Form 10-K as of and for the year ended December 31, 2025, including Note 2 - Summary of Significant Accounting Policies, which discusses the Fund’s significant accounting policies and estimates. In the opinion of the Manager, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Fund’s financial position and results of operations for the interim periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results for a full fiscal year.

Recent Accounting Pronouncements

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement—Investment Companies With Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its financial statements.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2026 and December 31, 2025, the Fund’s investments in loans were primarily to companies based within the United States and were made to borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Nine Months Ended
Performing Loans	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted-Average Interest Rate - Cash	14.54%	15.44%	19.94%	14.83%
Weighted-Average Interest Rate - Non-Cash	6.26%	5.76%	7.60%	4.75%
Weighted-Average Interest Rate	20.80%	21.20%	27.54%	19.58%

	For the Three Months Ended		For the Nine Months Ended
All Loans	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted-Average Interest Rate - Cash	11.86%	13.13%	17.14%	12.92%
Weighted-Average Interest Rate - Non-Cash	5.10%	4.91%	6.28%	4.12%
Weighted-Average Interest Rate	16.96%	18.04%	23.42%	17.04%

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

All loans as of September 30, 2026 and December 31, 2025 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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

The Fund recognizes transfers between levels, if any, on the actual date of the event of change in circumstances that caused the transfer. There were no transfers in or out of Level 1, 2 or 3 during the three and nine months ended September 30, 2026 and 2025.

For fair value disclosure purposes, the Fund has identified two classes of financial instruments: loan investments and derivative instruments. The Fund’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund’s loan investments are classified as Level 3.

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market, as discussed in Note 2 - Summary of Significant Accounting Policies of the Fund’s audited financial statements included in the Form 10-K, and the “asset recovery” method. The asset recovery method is utilized once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of the Fund’s loan.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2026	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average(a)

Biotechnology	$12,956,398	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 17%	17%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 25%*^

Computers & Storage	587,576	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%

Internet	18,314,005	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 26%	17%
		Asset Recovery	Probability weighting of alternative outcomes	15% - 60% ^

Medical Devices	6,484,753	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 22%	20%

Other Healthcare	27,758,966	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 17%	16%
		Asset Recovery	Probability weighting of alternative outcomes	15% - 100% ^

Other Technology	116,892,152	Most advantageous market analysis	Most advantageous market effective yield rate	12% - 29%	16%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100% ^

Semiconductors & Equipment	5,539,141	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 21%	17%

Software	72,641,926	Most advantageous market analysis	Most advantageous market effective yield rate	11% - 27%	21%
		Asset Recovery	Probability weighting of alternative outcomes	10% - 100%^

Technology Services	14,692,334	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 19%	16%
		Asset Recovery	Probability weighting of alternative outcomes	25% - 100% ^

Wireless	14,088,283	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 22%	19%

Total Loan Investments	$289,955,534
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

The following tables present the balances of assets and liabilities as of September 30, 2026 and December 31, 2025 measured at fair value on a recurring basis:

As of September 30, 2026
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$289,955,534	$289,955,534
Derivative assets	—	356,021	—	356,021
Total assets	$—	$356,021	$289,955,534	$290,311,555

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$69	$—	$69
Total liabilities	$—	$69	$—	$69

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

As of December 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$398,113,300	$398,113,300
Total assets	$—	$—	$398,113,300	$398,113,300

LIABILITIES:	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$149,057	$—	$149,057
Total liabilities	$—	$149,057	$—	$149,057

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2026
	Loans	Warrants
Beginning balance	$324,437,972	$—
Acquisitions and originations	4,250,000	533,864
Principal payments on loans, net of accretion	(24,187,591)	—
Distributions to shareholder	—	(533,864)
Net realized loss from loans	—	—
Net change in unrealized loss from loans	(14,544,847)	—
Ending balance	$289,955,534	$—

Net change in unrealized loss from loans still held at September 30, 2026	$(14,544,847)

	For the Nine Months Ended September 30, 2026
	Loans	Warrants
Beginning balance	$398,113,300	$—
Acquisitions and originations	69,600,000	9,039,991
Principal payments on loans, net of accretion	(157,458,372)	—
Distributions to shareholder	—	(9,039,991)
Net realized loss from loans	(1,407,968)	—
Net change in unrealized loss from loans	(18,891,426)	—
Ending balance	$289,955,534	$—
Net change in unrealized loss from loans still held at September 30, 2026	$(20,997,787)

	For the Three Months Ended September 30, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$425,933,200	$—	$—
Acquisitions and originations	14,250,000	4,555,197	167,087
Principal payments on loans, net of accretion	(30,181,053)	—	—
Distributions to shareholder	—	(4,555,197)	(167,087)
Net realized loss from loans	(567,030)	—	—
Net change in unrealized loss from loans	(1,087,343)	—	—
Ending balance	$408,347,774	$—	$—

Net change in unrealized loss from loans still held at September 30, 2025	$(1,803,893)

	For the Nine Months Ended September 30, 2025
	Loans	Warrants	Convertible Notes
Beginning balance	$440,132,395	$—	$—
Acquisitions and originations	74,737,000	15,171,885	1,077,838
Principal payments on loans, net of accretion	(95,434,913)	—	—
Distributions to shareholder	—	(15,171,885)	(1,077,838)
Net realized loss from loans	(668,925)	—	—
Net change in unrealized loss from loans	(10,417,783)	—	—
Ending balance	$408,347,774	$—	$—
Net change in unrealized loss from loans still held at September 30, 2025	$(10,668,484)

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

5. CAPITAL STOCK

As of both September 30, 2026 and December 31, 2025, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company, as of both September 30, 2026 and December 31, 2025, was $500.0 million. As of September 30, 2026 and December 31, 2025, total contributed capital to the Company was $427.0 million and $400.0 million, respectively, of which $384.0 million and $358.0 million was contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash distributions	$27,000,000	$54,200,000
Distributions of securities	9,039,991	16,249,723
Total distributions to shareholder	$36,039,991	$70,449,723
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

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of September 30, 2026 and December 31, 2025, the Fund’s asset coverage for borrowings was 319% and 183%, respectively.

As of September 30, 2026, the Fund was a party to a loan and security agreement (as amended and restated from time to time), with ING Capital LLC acting as the administrative agent and the other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million was potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision (the “ING Facility”).

Borrowings of the Fund were collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors and the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager’s right to receive management fees from the Fund was subordinate to the liens of the lenders. The Subscription Secured Borrowings component of the facility expired on the commitment period expiration date. Upon expiration of the Fund’s commitment period on June 30, 2026, the Fund was no longer permitted to incur borrowings under the Subscription Secured Borrowings component. The facility had a commitment maturity date of October 18, 2026, but could have been accelerated in the event of default, such as the failure by the Fund to make timely interest or mandatory principal payments, if any. Loans under the facility could be, at the option of the Fund, a Reference Rate Loan, an Adjusted Term SOFR Loan or a Daily Compounded SOFR Loan (each as defined below).

The Fund paid interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, bore interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an “Adjusted Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). As of September 30, 2026, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan was, at the option of the Fund, fixed at one, three or six months. Adjusted Term SOFR was a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin was the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund used 50.00% or more of the maximum amount available under the ING Facility, the applicable unused line fee was 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee was 0.50% of the unused portion. The Fund paid the unused credit line fee quarterly.

Bank fees and other costs of $2.2 million incurred in connection with the acquisition and amendment of the facility were capitalized and amortized to interest expense on a straight-line basis over the life of the facility, which was scheduled to terminate on October 18, 2026. As of September 30, 2026 and December 31, 2025, the remaining unamortized fees and costs related to the ING Facility were $0.04 million and $0.4 million, respectively. As of September 30, 2026, the Fund incurred approximately $0.1 million of additional bank fees and costs related to the MUFG Facility, as defined below (see Note 12).

The facility was revolving and as such did not have a specified repayment schedule, although advances were secured by the assets of the Fund and thus repayments would have been required as assets declined. The facility contained various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There were also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund was also required to maintain derivative instruments covering a notional principal amount of at least 20% of the aggregate principal balance of the outstanding borrowings (the “Minimum Hedge Percentage”). The Fund was required to comply with this Minimum Hedge Percentage only after the date on which the Subscription Secured Borrowings percentage was less than 25% of the Fund’s borrowing base (see Note 8). As of both September 30, 2026 and December 31, 2025, Management was not aware of instances of non-compliance with financial covenants.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of September 30, 2026 and December 31, 2025, $95.0 million and $232.5 million, respectively, were outstanding under the ING Facility, with a weighted average all-in interest rate of 6.53% and 6.16%, respectively.

On October 8, 2026, subsequent to the balance sheet date, the Fund entered into a new Term Loan and Revolving Credit and Security Agreement with MUFG Bank, Ltd., (the “MUFG Facility”) providing for a senior secured credit facility in an aggregate principal amount of up to $125.0 million. Concurrent with entering into the MUFG Facility, the Fund repaid in full the $95.0 million outstanding under the ING Facility, terminating the ING Facility effective October 8, 2026 (see Note 12).

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

For the three and nine months ended September 30, 2026 and 2025, Management Fees were calculated at 1.250% and 1.500% of the Company’s committed capital, respectively. Management Fees of $1.6 million and $1.9 million were recognized as expenses for the three months ended September 30, 2026 and 2025, respectively. Management Fees of $4.7 million and $5.6 million were recognized as expenses for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table shows the Fund’s derivative instruments at fair value on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025:

	Derivative Assets		Derivative Liabilities
Derivative Instruments	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Interest rate collar	$356,021	$—	$69	$149,057

The following table shows the effect of the Fund’s derivative instruments on the Fund’s Condensed Statements of Operations:

		For the Three Months Ended		For the Nine Months Ended
Derivative Instruments	Condensed Statements of Operations Caption	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest rate collar	Net change in unrealized gain from derivative instruments	$224,676	$110,471	$505,009	$6,691

The following table shows the Fund’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under the master netting agreement and net of any collateral received or pledged by the Fund for such assets and liabilities as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
Counterparties	Derivative Asset Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (1)
Zions Bancorporation, N.A.	$356,021	$—	$—	$—	$356,021
Total	$356,021	$—	$—	$—	$356,021

	As of September 30, 2026
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(69)	$—	$—	$—	$(69)
Total	$(69)	$—	$—	$—	$(69)

	As of December 31, 2025
Counterparties	Derivative Liability Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net Amount (2)
Zions Bancorporation, N.A.	$(149,057)	$—	$—	$—	$(149,057)
Total	$(149,057)	$—	$—	$—	$(149,057)

(1) Net amount of derivative assets represents the net amount due from the counterparty to the Fund.
(2) Net amount of derivative liabilities represents the net amount owed by the Fund to the counterparty.
There were no derivative assets as of December 31, 2025.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of September 30, 2026 and December 31, 2025, the Fund’s unexpired unfunded commitments to borrowers totaled $76.3 million and $82.5 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The tables below are the Fund’s unexpired unfunded commitments as of September 30, 2026 and December 31, 2025:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2026	Expiration Date
Abacum Inc.	Software	$15,000,000	03/31/27
Cofertility, Inc.	Other Technology	625,000	02/15/27
Global Publishing Interactive, Inc.	Software	750,000	02/28/27
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Jericho Security, Inc.	Software	250,000	10/31/26
Lucra Inc.	Software	3,000,000	07/31/27
Merlyn Mind, Inc.	Software	5,000,000	12/31/26
Orion Longevity, Inc.	Other Technology	1,750,000	01/31/27
Pioneers Education, Inc.	Other Technology	4,000,000	10/08/26
Safe Securities Inc.	Software	10,875,000	06/30/27
Slice Solutions, Inc.	Internet	2,500,000	12/15/26
Workspot, Inc.	Software	1,000,000	01/31/27
World View Enterprises Inc.	Other Technology	1,500,000	01/31/27
Total		$76,250,000

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2025	Expiration Date
Abacum Inc.	Software	$15,000,000	03/31/27
Ava Finance, Inc.	Technology Services	1,500,000	03/31/26
Bito Inc.	Software	375,000	03/31/26
Creoate Limited	Other Technology	375,000	01/31/26
Crowded Technologies, Inc.	Software	1,125,000	07/31/26
Daisyco, Inc.	Other Technology	3,750,000	06/30/26
eXo Imaging, Inc.	Medical Devices	3,750,000	07/31/26
Fortull, Inc.	Other Technology	750,000	10/31/26
GoForward, Inc.	Other Healthcare	30,000,000	12/31/26
Lark Technologies, Inc.	Other Healthcare	7,500,000	04/30/26
Prima Holdings Limited	Technology Services	3,000,000	04/30/26
Safe Securities Inc.	Software	10,875,000	06/30/27
Teiko Bio, Inc.	Biotechnology	1,500,000	06/30/26
Vitable, Inc.	Other Healthcare	3,000,000	03/14/26
Total		$82,500,000

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

10. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-backed companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund’s chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Condensed Statements of Operations.

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2026 and 2025.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

Total return**	(2.41%)	5.08%	14.20%	12.18%
Per share amounts:
Net asset value, beginning of period	$2,149.47	$2,253.16	$1,930.32	$2,303.45
Net investment income	91.39	129.75	460.34	387.09
Net realized and change in unrealized loss from loans and derivative instruments	(143.20)	(15.44)	(197.94)	(110.80)
Net increase (decrease) in net assets resulting from operations	(51.81)	114.31	262.40	276.29
Distributions of income to shareholder	(5.33)	(124.08)	(347.83)	(380.40)
Return of capital to shareholder	—	(148.14)	(12.56)	(324.09)
Contributions from shareholder	—	—	260.00	220.00
Net asset value, end of period	$2,092.33	$2,095.25	$2,092.33	$2,095.25
Net assets, end of period	$209,232,566	$209,524,783	$209,232,566	$209,524,783

Ratios to average net assets:
Expenses*	7.57%	10.28%	9.01%	10.15%
Net investment income*	17.01%	23.05%	30.77%	21.72%
Portfolio turnover rate	—%	—%	—%	—%
Average debt outstanding	$116,750,000	$214,500,000	$165,100,000	$223,400,000

*Annualized
**Total return amounts presented above are not annualized

12. SUBSEQUENT EVENTS

On October 8, 2026, the Fund, as borrower, entered into a Term Loan and Revolving Credit and Security Agreement (the “Loan Agreement”) with WTI Fund X, LLC, a Delaware limited liability company as guarantor (the “Guarantor”) , the financial institutions party thereto as lenders, and MUFG Bank, Ltd., as a lender, joint lead arranger, bookrunner and administrative agent. The Loan Agreement provides for a senior secured credit facility in an aggregate principal amount of up to $125.0 million, consisting of a $25.0 million revolving credit facility and a $100.0 million single-draw term loan funded on the closing date. The facility matures on October 8, 2029. The Initial Term Loan will bear interest at a rate based on Term SOFR plus the Applicable SOFR Margin. Borrowings under the Revolving Credit Facility will bear interest at either (i) a Reference Rate plus an Applicable Reference Rate Margin, (ii) Term SOFR plus an Applicable SOFR Margin or (iii) Daily Compounded SOFR plus an Applicable SOFR Margin.

In connection with entering into the MUFG Facility, the Fund repaid in full the $95.0 million outstanding as of September 30, 2026, under the existing ING Facility. The ING Facility was terminated effective October 8, 2026. All borrowings by the Fund under the MUFG Facility will be collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Guarantor in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Guarantor. The term loan is repayable in ten equal quarterly installments of $10.0 million commencing June 30, 2027. The facility contains certain financial and other covenants.

In connection with entering into the MUFG Facility, the Fund incurred approximately $0.9 million of bank fees and other costs, which will be amortized over the expected life of the facility.

Management evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no other subsequent events had occurred that would require accrual or disclosure in the financial statements.

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

The Fund’s investment income is also expected to decline following the end of the Fund’s commitment period which was extended by two calendar quarters through June 30, 2026. Upon expiration of the Fund’s commitment period on June 30, 2026, the Fund may no longer make loan commitments to reinvest the proceeds of matured investments in new loans. Any proceeds will be distributed to the Company.

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer), who are the Fund’s CODM, evaluate financial performance and allocate resources.

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
Results of Operations - For the Three and Nine Months Ended September 30, 2026 and 2025

Analysis of Interest Income

Total investment income for the three months ended September 30, 2026 and 2025 was $13.2 million and $18.8 million, respectively. Total investment income for the nine months ended September 30, 2026 and 2025 was $59.5 million and $56.8 million, respectively. Investment income primarily consisted of interest on venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026				For the Three Months Ended September 30, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$251,963,154	$13,099,076	14.54%	6.26%	$351,682,233	$18,641,022	15.44%	5.76%
All Loans	$308,926,740	$13,099,076	11.86%	5.10%	$412,699,160	$18,615,240	13.13%	4.91%

Interest income for both performing loans and all loans decreased by $5.5 million, or 29.7% and 29.6%, respectively, for the three months ended September 30, 2026 compared to the same period in 2025. This is primarily attributable to a decline in the loan investment portfolio, which resulted in lower income during the three months ended September 30, 2026 compared to the same period in 2025. The average outstanding balance for performing loans decreased by $99.7 million or 28.4%, for the three months ended September 30, 2026 compared to the same period in 2025. The average outstanding balance for all loans decreased by $103.8 million or 25.1%, for the three months ended September 30, 2026 compared to the same period in 2025.

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30, 2026				For the Nine Months Ended September 30, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$279,201,731	$57,670,485	19.94%	7.60%	$375,787,618	$55,183,452	14.83%	4.75%
All Loans	$337,675,328	$59,302,994	17.14%	6.28%	$433,505,638	$55,387,316	12.92%	4.12%
Interest income for performing loans and all loans increased by $2.5 million and $3.9 million, or 4.5% and 7.1%, respectively, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily due to an increased number of early loan payoffs partially offset by lower interest income resulting from an increase in maturing loans, wherein the amortization schedule shifts to a greater proportion of each payment now being applied to the principal balance rather than interest during the nine months ended September 30, 2026 in comparison to the same period in 2025. The average outstanding balance for performing loans and all loans decreased by $96.6 million and $95.8 million, or 25.7% and 22.1%, respectively, for the nine months ended September 30, 2026 compared to the same period in 2025.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest expense rate for the three months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$116,750,000	$2,180,473	7.47%	$214,500,000	$3,803,159	7.09%

Interest expense decreased by $1.6 million, or 42.7%, for the three months ended September 30, 2026 compared to the same period in 2025. Interest expense for the three months ended September 30, 2026, decreased primarily due to lower average debt outstanding. The average outstanding balance for borrowings under the facility decreased by $97.8 million, or 45.6%, for the three months ended September 30, 2026 compared to the same period in 2025.

The following table shows the average balance, interest expense, and weighted average interest rate for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$165,100,000	$8,106,595	6.55%	$223,400,000	$11,705,934	6.99%

Interest expense decreased by $3.6 million, or 30.7%, for the nine months ended September 30, 2026 compared to the same period in 2025. Interest expense for the nine months ended September 30, 2026, decreased due to lower average debt outstanding and also lower weighted average interest rates. The average outstanding balance for borrowings under the facility decreased by $58.3 million, or 26.1%, for the nine months ended September 30, 2026 compared to the same period in 2025.

The Fund also uses derivative instruments to manage its exposure to interest rates on its borrowings under the debt facility. See the discussion herein under the caption “Quantitative and Qualitative Disclosures About Market Risk” for the approximate annualized effect of hypothetical interest rate changes in components of net assets resulting from operations.

Analysis of Operating Expenses

The following table shows the components of operating expenses for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2026	2025	Change ($)	2026	2025	Change ($)
Management Fees	$1,562,500	$1,875,000	$(312,500)	$4,687,500	$5,625,000	$(937,500)
Banking and professional fees	145,254	40,229	105,025	357,142	570,551	(213,409)
Other operating expenses	179,084	67,663	111,421	326,729	187,991	138,738
Total Operating Expenses	$1,886,838	$1,982,892	$(96,054)	$5,371,371	$6,383,542	$(1,012,171)

For the three and nine months ended September 30, 2026 and 2025, Management Fees were calculated at 1.250% and 1.500% of the Company’s committed capital, respectively.

Banking and professional fees increased by $0.1 million or 261.1% for the three months ended September 30, 2026 compared to the same period in 2025. Banking and professional fees decreased by $0.2 million or 37.4% for the nine months ended September 30, 2026 compared to the same period in 2025. These expenses included legal fees, tax preparation fees and other consulting and professional service fees.
Other operating expenses increased by $0.1 million, or 164.7% for the three months ended September 30, 2026 compared to the same period in 2025. Other operating expenses increased by $0.1 million, or 73.8% for the nine months ended September 30, 2026 compared to the same period in 2025. Other operating expenses included director fees, custody fees, taxes, insurance and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and unamortized warrants that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended September 30, 2026 and 2025 was less than $0.1 million and $0.4 million, respectively. Non-recurring fees for the nine months ended September 30, 2026 and 2025 were $0.6 million and $1.5 million, respectively.

Net Investment Income

Net investment income for the three months ended September 30, 2026 and 2025 was $9.1 million and $13.0 million, respectively. Net investment income for the nine months ended September 30, 2026 and 2025 was $46.0 million and $38.7 million, respectively.

Realized and Change in Unrealized Gains (Losses)

There were no realized losses from loans for the three months ended September 30, 2026. Realized losses on loans were $0.6 million, for the comparable period in 2025. Net realized losses from loans were $1.4 million and $0.7 million, for the nine months ended September 30, 2026 and 2025, respectively. Realized losses consisted of loans that were written off.

Net change in unrealized loss from loans was $14.5 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. Net change in unrealized loss from loans was $18.9 million and $10.4 million for the nine months ended September 30, 2026 and 2025, respectively. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the improvement or deterioration in certain portfolio companies’ performance.

Net change in unrealized gain from derivative instruments was $0.2 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. Net change in unrealized gain from derivative instruments was $0.5 million and less than $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. The net change in unrealized gain (loss) from derivative instruments consisted of fair market value adjustments to the derivative instruments and is a reflection of the market’s outlook on the economy and the future of interest rate changes, as well as realization of prior unrealized gains and losses.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2026 and 2025 was $(5.2) million and $11.4 million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2026 and 2025 was $(51.81) and $114.31, respectively.

Net increase in net assets resulting from operations for the nine months ended September 30, 2026 and 2025 was $26.2 million and $27.6 million, respectively. On a per share basis, the net increase in net assets resulting from operations for the nine months ended September 30, 2026 and 2025 was $262.40 and $276.29, respectively.

Liquidity and Capital Resources – September 30, 2026 and December 31, 2025

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund was $384.0 million and $358.0 million as of September 30, 2026 and December 31, 2025, respectively. As of both September 30, 2026 and December 31, 2025, the Company had subscriptions for capital in the amount of $500.0 million, of which $427.0 million and $400.0 million, respectively, had been called and received. The Manager exercised, and the Board of Directors ratified, its discretion to extend the Fund’s investment period for two additional quarters after December 31, 2025, thereby allowing the Fund to make new commitments through June 30, 2026 and to fund commitments through June 30, 2027, the end of the Fund’s investment period. As of September 30, 2026, $73.0 million of capital remains uncalled. The Company has made $150.8 million in recallable distributions to its investors, as permitted under its operating agreement between the Company’s managing member and members of the Company.

The changes in cash for the nine months ended September 30, 2026 and 2025 were as follows:

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Net cash provided by operating activities	$126,600,125	$45,492,941
Net cash used in financing activities	(138,500,000)	(57,200,000)
Net decrease in cash and cash equivalents	$(11,899,875)	$(11,707,059)

As of September 30, 2026 and December 31, 2025, 5.9% and 12.5%, respectively, of the Fund’s net assets consisted of cash.

As of September 30, 2026, the Fund was a party to a loan and security agreement (as amended and restated from time to time), with ING Capital LLC acting as the administrative agent and the other lenders named therein, that established a secured revolving credit facility with a commitment size of $250.0 million. An additional $125.0 million was potentially available to the Fund, subject to further negotiation and credit approval, through an accordion provision. The ING Facility had a commitment maturity date of October 18, 2026. As of September 30, 2026, $95.0 million was outstanding under the ING Facility.

Borrowings of the Fund were collateralized by (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) and (ii) up to the sum of the unfunded capital commitments of the Company’s investors and the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”). In the event of default, the Manager’s right to receive management fees from the Fund was subordinate to the liens of the lenders. The Subscription Secured Borrowings component of the facility expired on the commitment period expiration date. Upon expiration of the Fund’s commitment period on June 30, 2026, the Fund was no longer permitted to incur borrowings under the Subscription Secured Borrowings component. The facility had a commitment maturity date of October 18, 2026, but could have been accelerated in the event of default, such as the failure by the Fund to make timely interest or mandatory principal payments, if any. Loans under the facility could be, at the option of the Fund, a Reference Rate Loan, an Adjusted Term SOFR Loan or a Daily Compounded SOFR Loan (each as defined below). The Fund paid interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, bore interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Adjusted Term SOFR plus the Applicable SOFR Margin (such loan, an “Adjusted Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). As of September 30, 2026, the Fund’s outstanding borrowings were entirely 1-month Adjusted Term SOFR Loans. The interest period for each Adjusted Term SOFR Loan was, at the option of the Fund, fixed at one, three or six months. Adjusted Term SOFR was a rate per annum equal to Term SOFR for the elected interest period plus a fixed SOFR Adjustment of 0.11448%, 0.26161% or 0.42826% for interest periods of one, three or six months, respectively. Applicable SOFR Margin was the sum of (a) the product of (i) the Subscription Secured Borrowings percentage calculated for such period and (ii) 1.75% and (b) the product of (i) the Portfolio Secured Borrowings percentage for such period and (ii) 2.50%. When the Fund used 50.00% or more of the maximum amount available under the ING Facility, the applicable unused line fee was 0.25% of the unused portion of the loan facility; otherwise, the applicable unused line fee was 0.50% of the unused portion. The Fund paid the unused credit line fee quarterly. As of September 30, 2026, Management was not aware of any instances of non-compliance with the financial covenants under the ING Facility. See Note 6 to the financial statements for further discussion of the ING Facility.

On October 8, 2026, subsequent to the balance sheet date, the Fund entered into a new MUFG Facility providing for a senior secured credit facility in an aggregate principal amount of up to $125.0 million, consisting of a $25.0 million revolving credit facility and a $100.0 million single-draw term loan funded on the closing date. The facility matures on October 8, 2029. Concurrent with entering into the MUFG Facility, the Fund repaid in full the $95.0 million outstanding under the ING Facility, terminating the ING Facility effective October 8, 2026.

Amounts disbursed under the Fund’s loan commitments were $69.6 million for the nine months ended September 30, 2026. Net loan amounts outstanding after amortization and valuation adjustments decreased by $108.1 million for the same period. Unexpired unfunded commitments totaled $76.3 million as of September 30, 2026.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2026	$946.4 million	$656.4 million	$290.0 million	$76.3 million
December 31, 2025	$876.8 million	$478.7 million	$398.1 million	$82.5 million

The unexpired unfunded commitments by portfolio company as of September 30, 2026 and December 31, 2025 are detailed in Note 9 to the financial statements included in this filing.

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

As of September 30, 2026, the Fund had a cash balance of $12.3 million and $131.0 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $73.0 million and recallable capital of $150.8 million as a liquidity source and a borrowing base that grows as it funds the remaining unfunded commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year.

On April 30, 2021, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2026, the Fund’s asset coverage ratio was 319%.

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

The Fund manages its market risk by monitoring the composition of its a portfolio by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2026, the outstanding debt balance was $95.0 million with a floating interest rate based on a daily 1-month Adjusted Term SOFR rate of 3.91252%, for which the Fund had derivative instruments in place in the form of interest rate collars with a weighted average ceiling and floor of 4.65% and 3.07%, respectively, on $100.0 million.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2026. However, those changes could have the potential to change the Fund’s ability to acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest expense and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings, cash balances and derivative instruments.

Effect of Interest Rate Change By	Increase (Decrease) in Other Income	Gain (Loss) from Interest Rate Collar	(Increase) Decrease in Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(246,427)	$(1,157,480)	$1,900,000	$496,093
(1.00)%	$(123,214)	$(163,740)	$950,000	$663,046
(0.50)%	$(61,607)	$—	$475,000	$413,393
0.50%	$61,607	$206,260	$(475,000)	$(207,133)
1.00%	$123,214	$456,260	$(950,000)	$(370,526)
2.00%	$246,427	$1,262,520	$(1,900,000)	$(391,053)

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

Changes in Internal Controls:

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

Significant exposure to Other Technology and Software companies subjects the Fund to increased industry concentration risk

As of September 30, 2026, the Fund’s investments in companies classified within the Other Technology and Software industries represented approximately 55.9% and 34.7%, respectively, of the Fund’s net assets and approximately 38.1% and 23.7%, respectively of the Fund's total assets. Providing financing to technology-related companies is consistent with the Fund’s investment strategy. Nevertheless, the significant portion of the Fund’s portfolio invested in Other Technology and Software companies subjects the Fund to greater exposure to risks affecting that sector than would generally be the case for a portfolio invested across a broader range of industries.

Technology-related companies may be particularly affected by rapid technological change, product obsolescence, intense competition, cybersecurity and data privacy risks, evolving regulation, supply-chain disruptions, and dependence on continued access to capital. Adverse developments affecting the technology sector or the venture capital market, such as declines in venture funding, technology company valuations or initial public offering and acquisition activity, could affect a significant number of the Fund’s borrowers at the same time rather than in isolation. As a result of the Fund’s significant exposure to these industries, adverse developments affecting technology-related companies could have a material adverse effect on the fair value of the Fund’s investments, results of operations, and net assets.

Significant exposure to a limited number of borrowers subjects the Fund to increased borrower concentration risk

The Fund’s portfolio is concentrated in a limited number of borrowers. Because the Fund’s commitment period has expired and the Fund may no longer make new loan commitments, the Fund’s portfolio may become more concentrated as loans are repaid. The Fund also co-invests with other funds managed by the Manager, which may limit the Fund’s flexibility in pursuing remedies following a default.

As a result, the Fund’s results of operations and net assets may be significantly affected by the performance of a small number of borrowers. A payment default, restructuring, bankruptcy or other adverse development affecting any one of these borrowers, or a decline in the value of the collateral securing their loans, could result in significant unrealized or realized losses, reduced investment income and a material decline in the Fund’s net assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2026, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).
32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).
32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.INS	Inline XBRL Instance Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WTI Fund X, INC.
(Registrant)

By:	/s/ David R. Wanek	By:	/s/ Jared S. Thear
David R. Wanek		Jared S. Thear
President and Chief Executive Officer		Chief Financial Officer
(Principal Executive Officer)		(Principal Financial Officer)
Date:	November 13, 2026	Date:	November 13, 2026